Form 10-Q
period 2022-06-30
ConvexityShares Trust
filed 2022-08-19
CIK 1817218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 001-41417

ConvexityShares Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-6789125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7 Roszel Road, Suite 1A Princeton, NJ	08540
(Address of Principal Executive Offices)	(Zip Code)

(609) 897-7300

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF	SPKY	NYSE Arca, Inc.
Shares of ConvexityShares 1x SPIKES Futures ETF	SPKX	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2022: 0

CONVEXITYSHARES TRUST

 i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ConvexityShares Trust

Statements of Assets and Liabilities (Unaudited)

June 30, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
Assets:

Cash	$-	$-	$-
Total Assets	$-	$-	$-

Liabilities	$-	$-	$-
Total Liabilities	$-	$-	$-

Net Assets:	$-	$-	$-

Net Assets Consist of:
Paid-In Capital	$-	$-	$-

Net Asset Value
(unlimited shares authorized):
Net Assets	$-	$-	$-
Capital Shares Issued and Outstanding	-	-	-

Net Asset Value Per Share	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Operations (Unaudited)

Period from May 13, 2022 (a) to June 30, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF(b)	ConvexityShares 1x SPIKES Futures ETF(b)	ConvexityShares Trust (Combined)
Investment Income:
Total investment income	$–	$–	$–

Expenses:
Total expenses	–	–	–
Net Investment Income (Loss)	–	–	–

Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on:
Futures	–	–	–
Net realized loss	–	–	–
Net change in unrealized appreciation (depreciation) on:
Futures	–	–	–
Net change in unrealized appreciation (depreciation) on:	–	–	–
Net realized and change in unrealized gain (loss) on investments	–	–	–
Net Increase (Decrease) In Net Assets Resulting From Operations	$–	$–	$–

(a)	Effective date of registration statement.
(b)	The Fund had not commenced operations as of June 30, 2022.

The accompanying notes are an integral part of these financial statements

Statements of Changes in Net Assets
(Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF(b) (Period from May 13, 2022 (a) to June 30, 2022)	ConvexityShares 1x SPIKES Futures ETF(b) (Period from May 13, 2022 (a) to June 30, 2022)	ConvexityShares Trust (combined) (Period from May 13, 2022 (a) to June 30, 2022)
Operations:
Net increase (decrease) resulting from operations	$-	$-	$-

Capital Share Transactions:
Net increase (decrease) in net assets from capital share transactions	-	-	-

Distributions to Shareholders:
Total distributions to shareholders	-	-	-

Total Increase (Decrease) in Net Assets	-	-	-

Net Assets:
Beginning of Period	-	-	-
End of Period	$-	$-	$-

(a)	Effective date of registration statement.
(b)	The Fund had not commenced operations as of June 30, 2022.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
(Unaudited)

	ConvexityShares Daily 1.5x SPIKES	ConvexityShares 1x SPIKES	ConvexityShares Trust
	Futures ETF (b)	Futures ETF(b)	(combined)
	(Period from May 13, 2022 (a) to	(Period from May 13, 2022 (a) to	(Period from May 13, 2022 (a) to
	June 30, 2022)	June 30, 2022)	June 30, 2022)
Cash flows from operating activities
Net income (loss)	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation (deprecation) on futures contracts	-	-	-
Changes in operating assets and liabilities:	-
	-	-	-
Net cash provided by operating activities	-	-	-
Cash flows from financing activities:
	-	-	-
Net cash provided by financing activities	-	-	-

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

(a)	Effective date of registration statement.
(b)	The Fund had not commenced operations as of June 30, 2022.

CONVEXITYSHARES TRUST

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022 (Unaudited)

1.	Organization

The Funds are a series of ConvexityShares Trust (the “Trust”), a Delaware statutory trust formed on April 12, 2021. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently organized into two series, of which ConvexityShares 1x SPIKES Futures ETF (the “Matching Fund”) and ConvexityShares Daily 1.5x SPIKES Futures ETF (the “Leveraged Fund”) (each, a “Fund” and collectively, the “Funds”) are currently the only series. The investment objective of the Matching Fund seeks investment results, before fees and expenses, that match (1x) the performance of the T3 SPIKE Front 2 Futures Index (the “Index”). The investment objective of the Leveraged Fund seeks investment results, before fees and expenses, that correspond to 150% (1.5x) of the performance of the Index for a single day, not for any other period. A “single day” is measured from the time a Fund calculates its net asset value per share (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for the Funds typically is 4:00 p.m. (Eastern Time). The Funds seek to achieve their respective investment objectives through the appropriate amount of exposure to the SPIKES futures contracts included in the Index. Under certain circumstances, the Fund may also invest in futures contracts and swap contracts (“VIX Related Positions”) on the Cboe Volatility Index (“VIX”), an index that tracks volatility and would be expected to perform in a substantially similar manner as the SPIKES Index. The Funds are managed and controlled by their sponsor and investment manager, ConvexityShares, LLC (the “Sponsor”). The Sponsor is registered with the Commodity Futures Trading Commission as a commodity pool operator and the Commodity Trading Advisor and is a member of the National Futures Association. The Funds qualify as an emerging growth company as defined under the JOBS act.

The Sponsor of the Funds contributed $1,000 to each Fund on February 14, 2022, in exchange for 40 shares of the respective Funds, representing an initial contribution of capital to the Funds. On March 23, 2022, the Sponsor redeemed their units of each Fund. The offering of each Funds’ shares is registered with the SEC in accordance with the Securities Act of 1933. The Funds currently offer one class of shares.

Shares of the Funds are expected to be listed and traded on the NYSE Arca, Inc. after they are initially purchased by “Authorized Participants”, institutional firms that purchase shares in blocks of 25,000 shares called “Units” (referred to as a “Creation Unit” or “Redemption Unit”). The initial Authorized Participant with respect each Fund will make a minimum initial purchase of at least four Creation Units of 25,000 shares of a Fund at an initial price of $25.00, equal to $625,000 per Creation Unit. A Fund will not commence trading unless and until its initial Authorized Participant effects the minimum initial purchase. Following the initial purchase by the initial Authorized Participant, shares of a Fund will be offered to Authorized Participants in Creation units at the Funds’ NAV. Market prices for the Shares may be different from their NAV. Creation Units will be issued and redeemed principally in-kind for securities included in a specified universe. Once created, Shares generally will trade in the secondary market at market prices that change throughout the day in amounts less than a Creation Unit. Except when aggregated in Creation Units, Shares are not redeemable securities of the Funds. Shares of the Funds may only be purchased or redeemed by certain financial institutions (“Authorized Participants”). An Authorized Participant is either (i) a broker-dealer or other participant in the clearing process through the Continuous Net Settlement System of the National Securities Clearing Corporations or (ii) a DTC participant and, in each case must have executed a Participant Agreement with the Funds’ distributor. Most retail investors will not qualify as Authorized Participants or have the resources to buy and sell whole Creation Units. Therefore, they will be unable to purchase or redeem the Shares directly from the Funds. Rather, most retail investors will purchase Shares in the secondary market with the assistance of a broker and will be subject to customary brokerage commissions or fees.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), audited financial statements are presented for the Trust as a whole, as the SEC registrant and the Fund individually. The liabilities and expenses incurred, contracted for or otherwise existing with respect to each series of the Trust shall be enforceable only against the assets of each series of the Trust and not against the assets of the Trust generally or any other series.

The Fund is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 “Financial Services – Investment Companies”.

CONVEXITYSHARES TRUST

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022 (Unaudited)

The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statement. The financial statement has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

(b) Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this financial statement. Actual results could differ from those estimates.

(c) Guarantees and Indemnifications

Under the Funds’ organizational documents, the Sponsor is indemnified against certain liabilities arising out of the performance of their duties to the Funds. In addition, in the normal course of business, the Funds enter into contracts with service providers and others that provide general indemnification clauses. The Funds’ maximum exposure under the contracts is unknown, as this would involve future claims that may be made against the Funds.

(d) Income Taxes

Each Fund will be classified as a partnership for United States federal income tax purposes and treated as a separate entity from any other series of the Trust for U.S. federal income tax purposes. Accordingly, the Funds will not incur United States federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying Statements of Assets and Liabilities, as shareholders are individually responsible for their own income taxes, if any, on their allocable share of the Funds’ income, gain, loss, deductions, and other items.

(e) Organizational and Offering Costs

All organizational and offering costs for the Funds were borne by the Sponsor and are not subject to reimbursement.

3.	Agreements

The Funds are managed by the Sponsor. The Funds are obligated to pay the Sponsor a management fee (the “Sponsor Fee”), calculated daily and paid monthly, equal to 0.65% and 0.79% of the Matching Fund and Leveraged Fund average daily net assets, respectively. From the Sponsor Fee, the Sponsor has contractually agreed to pay all of the routine operational, administrative, and other ordinary expenses of the Funds, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Index is owned and maintained by Triple Three Partners Pty Ltd, which licenses the use of the Index to its affiliated company, T3i Pty Ltd. (Triple Three Partners Pty Ltd and T3i Pty Ltd. are collectively referred to herein as “T3 Index”), which sub-licenses the use of the Index to the Sponsor. The Index is calculated and published by Solactive AG. Currently, the Sponsor employs Teucrium Trading, LLC (“Teucrium” or the “Sub-Adviser”), a limited liability company, as a commodity trading advisor to each Fund. Teucrium receives a service fee from the Sponsor in an amount equal to the greater of (i) 0.05% per year of the value of the Fund’s average daily net assets, or (ii) $30,000 per year.

U.S. Bank Global Fund Services, a subsidiary of U.S. Bancorp, serves as the Funds’ fund accountant, administrator, and transfer agent pursuant to certain fund accounting servicing, fund administration servicing and transfer agent servicing agreements. U.S. Bank National Association, a subsidiary of U.S. Bancorp, serves as the Funds’ custodian pursuant to a custody agreement. Foreside Fund Services, LLC, serves as the Funds’ distributor pursuant to a distribution agreement.

CONVEXITYSHARES TRUST

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022 (Unaudited)

4. Risks

(a) Correlation and Performance Risks

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective, including the Sponsor’s ability to enter into new futures positions and swap contracts to replace exposure that has been reduced or terminated by a future commission merchant or counterparty to the Fund; (2) an imperfect correlation between the performance of the Financial Instruments held by a Fund and the performance of the Index; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs and margin requirements associated with the use of Financial Instruments and commission costs; (5) holding or trading Financial Instruments in a market that has become illiquid or disrupted; (6) a Fund’s Share price being rounded to the nearest cent and/or valuation methodologies; (7) changes to the Index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of the Index, overweighting or underweighting certain components of the Index or obtaining exposure to assets that are not included in the Index; (12) large movements of assets into and/or out of a Fund; and (13) events such as natural disasters or epidemics that can be highly disruptive to economies, markets, and companies including, but not limited to, the Sponsor and third party service providers. Being materially under- or over-exposed to the Index may prevent such Funds from achieving a high degree of correlation with the Index. Market disruptions or closures, large movements of assets into or out of a Fund, regulatory restrictions, or market volatility and other factors will adversely affect such Fund’s ability to maintain a high degree of correlation.

(b) Counterparty Risk

Each Fund may use derivatives such as futures contracts and swap agreements (collectively referred to as “derivatives”) as a means to achieve their respective investment objectives. The use of derivatives by a Fund exposes the Fund to counterparty risks.

6. Subsequent Events

In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. ConvexityShares Trust’s forward-looking statements are not guarantees of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, ConvexityShares, LLC undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview

ConvexityShares Trust (the “Trust”) is a Delaware statutory trust formed on April 12, 2021 and is currently organized into two separate series. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act, of which ConvexityShares Daily 1.5x SPIKES Futures ETF and ConvexityShares 1x SPIKES Futures ETF (each, a “Fund” and collectively, the Funds”) are currently the only series. Each Fund is a commodity pool that continuously issues common shares of beneficial interest (“Shares”). Shares represent units of fractional undivided beneficial interest in and ownership of a series of the Trust. The Shares of each Fund are listed for trading on NYSE Arca, Inc. (“NYSE Arca” or the “Exchange”).

The Funds are managed and controlled by ConvexityShares, LLC (the “Sponsor”), a two-member limited liability company that was formed in the state of Delaware on December 3, 2021. The Funds pay the Sponsor a management fee. The Sponsor, the Trust, and the Funds maintain their main business offices at 7 Roszel Road, Suite 1A, Princeton, NJ 08540. The Sponsor’s telephone number is (609) 897-7300.

The Sponsor has the power and authority to establish and designate one or more series and to issue shares thereof, from time to time as it deems necessary or desirable. The Sponsor has exclusive power to fix and determine the relative rights and preferences as between the shares of any series as to the right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust, the Funds, and any additional series created in the future will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Declaration of Trust and Trust Agreement (the “Trust Agreement”). Separate and distinct records shall be maintained for each Fund and the assets associated with a Fund shall be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other series. Each Fund and each future series will be separate from all such series in respect of the assets and liabilities allocated to a Fund and each separate series and will represent a separate investment portfolio of the Trust.

The Funds are “commodity pools” as defined by the Commodity Exchange Act (“CEA”). Consequently, the Sponsor is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

The Sponsor has selected Teucrium Trading, LLC (“Teucrium” or the “Sub-Adviser”) to manage each Fund’s commodity futures investment strategy. Teucrium is a Delaware limited liability company with its principal office at Three Main Street, Suite 215, Burlington, Vermont 05401. Teurcium registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017.

The Sub-Adviser, under authority delegated by the Sponsor, is responsible for reallocating assets within the portfolios with a view to achieving each Fund’s investment objective. In its capacity as a commodity trading advisor, the Sub-Adviser is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts.

The sole Trustee of the Trust is Wilmington Trust, N.A. (the “Trustee”), and the Trustee serves as the Trust’s corporate trustee as required under the Delaware Statutory Trust Act (“DSTA”). The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with the Sponsor. The rights and duties of the Trustee and the Sponsor with respect to the offering of the Shares and Fund management and the shareholders are governed by the provisions of the DSTA and by the Trust Agreement.

The Funds have not commenced operations as of June 30, 2022.

The Funds are designed and managed to track the performance of a portfolio (a “Benchmark Portfolio”) consisting of futures contracts (the “Benchmark Component Instruments”).

The Investment Objective of the Fund

The ConvexityShares 1x SPIKES Futures ETF (the “Matching Fund”) seeks investment results, before fees and expenses, that match (1x) the performance of the T3 SPIKE Front 2 Futures Index (the “Index”). The ConvexityShares Daily 1.5x SPIKES Futures ETF (the “Leveraged Fund”) seeks investment results, before fees and expenses, that correspond to 150% (1.5x) of the performance of the Index for a single day, not for any other period. A “single day” is measured from the time a Fund calculates its net asset value (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for the Funds typically is 4:00 p.m. (Eastern Time). The Funds seek to achieve their respective investment objectives through the appropriate amount of exposure to the SPIKES futures contracts included in the Index.

Under certain circumstances, the Funds may also invest in futures contracts and swap contracts (“VIX Related Positions” and, together with the SPIKES futures contracts, “Financial Instruments”) on the Cboe Volatility Index (“VIX”), an index that tracks volatility and would be expected to perform in a substantially similar manner as the SPIKES Index. VIX is an alternate measure of market volatility, as opposed to the SPIKES Index, but it measures the implied volatility of the S&P 500, instead of SPY. VIX is expected to perform substantially identically to the SPIKES Index. Correlation between daily closes and daily index returns of the SPIKES Index and the VIX are expected to be 99.9%.

There can be no assurance that a Fund will achieve its investment objective or avoid substantial losses. The Leveraged Fund does not seek to achieve its stated investment objective over a period of time greater than a single day because mathematical compounding prevents the Leveraged Fund from achieving such results. Results for the Leveraged Fund over periods of time greater than a single day should not be expected to be a simple one-and-a-half times (1.5x) of the period return of the Index. Fund returns will likely differ in amount and possibly even direction from the Leveraged Fund’s stated multiple times the return of the Index over time. These differences can be significant. The Leveraged Fund will lose money if the Index’s performance is flat over time, and the Leveraged Fund can lose money regardless of the performance of the Index, as a result of rebalancing, the Index’s volatility, compounding and other factors. Daily compounding of the Leveraged Fund’s investment returns can dramatically and adversely affect its longer-term performance, especially during periods of high volatility. Volatility has a negative impact on Fund performance and may be at least as important to a Fund’s return for a period as the return of the Index.

The Index

The Funds seek to offer exposure to forward equity market volatility by obtaining exposure to the components of the Index. The Index is an investable index that measures the daily performance of a theoretical portfolio of first- and second-month futures contracts on the SPIKES Volatility Index (the “SPIKES Index”). The SPIKES Index is an index designed to measure the implied volatility of the SPDR S&P 500 ETF Trust (“SPY”) over 30 days in the future. The SPIKES Index is calculated based on the prices of certain put and call options on SPY. SPIKES futures contracts allow investors to invest based on their view of the forward implied market volatility of SPY. The Index is intended to reflect the returns that are potentially available through an unleveraged investment in the SPIKES futures contracts comprising the Index, by measuring its daily performance from the weighted average price of SPIKES futures contracts.

The Index employs rules for selecting the SPIKES futures contracts comprising the Index and a formula to calculate a level for the Index from the prices of these SPIKES futures contracts (these rules and the formula may be changed from time to time, and without notice, by T3 Index). Currently, the SPIKES futures contracts comprising the Index represent the prices of two near-term SPIKES futures contracts, replicating a position that rolls the nearest month SPIKES futures contracts to the next month SPIKES futures contracts at or close to the daily settlement price via a Trade-At-Settlement (“TAS”) program or similar mechanism towards the end of each business day in equal fractional amounts over the course of the near-term expiration cycle. This results in a constant weighted average maturity of one month.

While the performance of the Index is influenced by the performance of SPY (and options thereon) and the performance of the Index, the SPIKES Index and SPIKES futures contracts generally behave quite differently.

Futures Contracts and Options

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a particular underlying asset at a specified time and place or alternatively may call for cash settlement. Futures contracts are traded on a wide variety of underlying assets, including bonds, interest rates, agricultural products, stock indexes, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term futures contracts on a particular underlying asset are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. Each Fund generally deposits cash and/or securities with an FCM for its open positions in futures contracts, which may, in turn, transfer such deposits to the clearinghouse to protect the clearinghouse against non-payment by the Fund. The clearinghouse becomes substituted for each counterparty to a futures contract, and, in effect, guarantees performance. In addition, the FCM may require the Funds to deposit collateral in excess of the clearinghouse’s margin requirements for the FCM’s own protection.

Certain futures contracts, including stock index contracts, SPIKES futures contracts, VIX futures contracts and certain commodity futures contracts settle in cash. The cash settlement amount reflects the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either counterparty to be required to deliver the underlying asset. For other futures contracts, the contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying asset or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader.

Futures contracts involve, to varying degrees, elements of market risk and exposure to loss in excess of the amounts of variation margin, which are the amounts of cash that the Funds agree to pay to or receive from FCMs equal to the daily fluctuation in the value of a futures contract. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the level of the underlying benchmark and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, effectively guarantees futures contracts against default. Many futures exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund may be required to make daily cash payments of variation margin.

An option is a contract that gives the buyer the right, but not the obligation, to buy or sell a specified quantity of a commodity or other instrument at a specific (or strike) price within a specified period of time, regardless of the market price of that instrument.

There are two types of options: calls and puts. A call option conveys to the option buyer the right to purchase a particular instrument at a stated price at any time during the life of the option. A put option conveys to the option buyer the right to sell a particular instrument at a stated price at any time during the life of the option.

Swap Agreements

Swaps are contracts that have traditionally been entered into primarily by institutional investors in OTC markets for a specified period ranging from a day to many years. Certain types of swaps may be cleared, and certain types are, in fact, required to be cleared. The types of swaps that may be cleared are generally limited to only swaps where the most liquidity exists and a clearinghouse is willing to clear the trade on standardized terms. Swaps with customized terms or those for which significant market liquidity does not exist are generally not able to be cleared. The swap agreements in which a Fund may invest may be cleared or non-cleared.

In a standard swap transaction, the parties agree to exchange the returns on, among other things, a particular predetermined security, commodity, interest rate, or index for a fixed or floating rate of return (the “interest rate leg,” which will also include the cost of borrowing for short swaps) in respect of a predetermined notional amount. The notional amount of the swap reflects the basis upon which the returns are exchanged, i.e., the returns are calculated by multiplying the reference rates or prices, as applicable, by the specified notional amount.

In the case of indexes on which futures contracts are based, such as those used by the Funds, the reference interest rate typically is zero, although a financing spread or fee is generally still applied. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to the notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects the amount on which a Fund’s total investment exposure under the swap is based (i.e., the entire face amount or principal of a swap), the net amount is a Fund’s current obligations (or rights) under the swap. That is the amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date.

Swaps may also expose the Funds to liquidity risk. Although a Fund has the ability to terminate a swap at any time, doing so may subject the Fund to certain early termination charges. In addition, there may not be a liquid market within which to dispose of an outstanding swap even if a permitted disposal might avoid an early termination charge. Uncleared swaps generally are not assignable except by agreement between the parties to the swap, and generally no party or purchaser has any obligation to permit such assignments.

Swaps involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount which would be reflected on a Fund’s Statement of Financial Condition. In addition to market risk and other risks, the use of swaps also comes with counterparty credit risk – i.e., the inability of a counterparty to a swap to perform its obligations. Each Fund that invests in swaps bears the risk of loss of the net amount, if any, expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. Each such Fund enters or intends to enter into swaps only with major, global financial institutions. However, there are no limitations on the percentage of its assets a Fund may invest in swaps with a particular counterparty.

Each Fund that invests in swaps may use various techniques to minimize counterparty credit risk. Each Fund that invests in swaps generally enters into arrangements with its counterparties whereby both sides exchange collateral on a mark-to-market basis. In addition, such Fund may post “initial margin” or “independent amount” to counterparties in swaps. Such collateral serves as protection for the counterparty in the event of a failure by a Fund and is in addition to any mark-to-market collateral that (i.e., the Fund may post initial margin to the counterparty even where the counterparty would owe money to the Fund if the swap were to be terminated). The amount of initial margin posted by a Fund may vary depending on the risk profile of the swap. The collateral, whether for mark-to-market or for initial margin, generally consists of cash and/or securities.

Each Fund must identify on its books (often referred to as “asset segregation”) liquid assets, or engage in other appropriate measures, to “cover” open positions with respect to certain kinds of derivative instruments. A Fund may cover open positions by identifying on its books liquid assets equal to the full notional amount of the instrument while the positions are open. Because any swaps held by the Funds are required to cash settle, a Fund may identify liquid assets in an amount equal to the Fund’s daily marked-to-market net obligations (i.e., the Fund’s daily net liability) under the instrument, if any, rather than its full notional amount.

Collateral posted by a Fund to a counterparty in connection with uncleared derivatives transactions is generally held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Fund. In the event of a default by a Fund where the counterparty is owed money in the uncleared swap transaction, such counterparty will seek withdrawal of this collateral from the segregated account.

Collateral posted by the counterparty to a Fund is typically held for the benefit of the Fund in a segregated tri-party account at a third-party custodian. In the event of a default by the counterparty where a Fund is owed money in the uncleared swap transaction, such Fund will seek withdrawal of this collateral from the segregated account. A Fund may incur certain costs exercising its right with respect to the collateral.

Notwithstanding the use of collateral arrangements, to the extent any collateral provided to a Fund is insufficient or there are delays in accessing the collateral, such Fund will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

Results of Operations

The Sponsor contributed $1,000 to each of the Funds for 40 Shares. This capital contribution represented the initial contribution to the Trust. On May 13, 2022, the Sponsor received a notice of effectiveness from the SEC on Form S-1 for its registration of an indeterminate number of Shares of each Fund. During the three months ended June 30, 2022, neither of the Funds had commenced investment activities nor issued Shares other than initial contribution by the Sponsor noted above. In addition, none of the Funds purchased or owned any SPIKES futures contracts or other Financial Instruments during the three months ended June 30, 2022, nor were there any receipts or disbursements of cash from each Fund during this reporting period. Also, none of the Funds received any revenue or capital gains (losses), or incurred any expenses during this reporting period.

Expenses incurred in connection with organizing the Funds and the offering of the Shares upon commencement of its trading operations will be paid by the Sponsor. Such expenses will not be subject to reimbursement by the Trust or a Fund, as neither of the Funds has commenced operations.

Calculating NAV

Each Fund’s NAV is calculated by:

●	Taking the current market value of its total assets;

●	Subtracting any liabilities; and

●	Dividing that total by the total number of outstanding shares.

The Administrator calculates the NAV of a Fund once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. E.T. The NAV in respect of a Fund means the total assets of that Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open futures contracts (and Financial Instruments, if any), and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of a Fund is computed by dividing the value of the net assets of such Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. Each Fund’s NAV is calculated on each day other than a day when NYSE Arca is closed for regular trading. The Funds compute their NAV only once each trading day as of 4:00 p.m. E.T. (the “NAV Calculation Time”), or an earlier time as set forth on www.convexityshares.com. For example, a Fund may calculate its NAV as of an earlier time if NYSE Arca or other exchange material to the valuation or operation of such Fund closes early.

In calculating the NAV of a Fund, futures contracts traded on a U.S. exchange are calculated at their then current market value, which typically is based upon the settlement price or the last traded price before the NAV time for that particular futures contract. The value of a Fund’s non-exchange-traded Financial Instruments typically is determined by applying the then-current disseminated levels for the Index to the terms of such Fund’s non-exchange-traded Financial Instruments.

In certain circumstances (e.g., if the Sponsor believes market quotations do not accurately reflect the fair value of a Fund investment, or a trading halt closes an exchange or market early), the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such investment for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying SPIKES futures contract and would be based on principles that the Sponsor deems fair and equitable.

The Funds may use a variety of money market instruments. Money market instruments generally will be valued using market prices or at amortized cost.

In addition, in order to provide updated information relating to a Fund for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the core trading session hours of 9:30 a.m. E.T. to 4:00 p.m. E.T. on each trading day. The IFV is calculated by using the prior day’s closing NAV per share of a Fund as a base and updating throughout the trading day changes in the value of the Financial Instruments held by a Fund. The IFV disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Funds’ investments.

The IFV is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours. The Shares of each Fund trade on NYSE Arca from 9:30 a.m. to 4:00 p.m. E.T. In addition, U.S. Treasuries and money market instruments held by a Fund will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and broker-dealer quotes. These investments will not be included in the IFV.

The NYSE Arca disseminates the IFV through the facilities of CTA/CQ High Speed Lines. In addition, the IFV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the IFV provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of a Fund’s shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of a Fund’s shares and the IFV. If the market price of a Fund’s shares diverges significantly from the IFV, market professionals will have an incentive to execute arbitrage trades. For example, if a Fund’s shares appears to be trading at a discount compared to the IFV, a market professional could buy the Fund shares on the NYSE Arca and take the opposite position in Financial Instruments. Such arbitrage trades can tighten the tracking between the market price of a Fund’s shares and the IFV and thus can be beneficial to all market participants.

Critical Accounting Estimates

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Funds’ application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Fund holds a significant portion of its assets in futures contracts and money market funds, which are held at fair value.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on a Fund’s financial condition, used in the preparation of these financial statements.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements and/or futures contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying futures contracts and swaps change. Because each Fund did not commence operations, the Funds did not earn any interest income as of June 30, 2022.

Each Fund’s underlying futures and swaps contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

Entry into swap agreements may further impact liquidity because these contractual agreements are executed “off-exchange” between private parties and, therefore, the time required to offset or “unwind” these positions may be greater than that for exchange-traded instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

The large size of the positions in which a Fund may invest increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Investments related to the Index, which is highly concentrated.

Because each Fund may enter into swaps and may trade futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

Market Risk

Trading in derivatives contracts will involve each Fund entering into cash settled futures contracts. As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts. The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. Should a Fund enter into a contractual commitment to sell a physical commodity, it would be required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

The exposure of the Funds to market risk will depend on a number of factors including the markets for the specific instrument, the liquidity of the instrument-specific market and the relationships among the contracts held by the Funds. The inherent uncertainty of each Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Credit Risk

When a Fund enters into futures contracts and swap agreements, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations.

The counterparty for futures contracts traded on United States and most foreign futures exchanges as well as certain swaps is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions.

Certain swap agreements are contracted for directly with counterparties. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to a Fund.

Swap agreements do not generally involve the delivery of underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to an OTC swap agreement defaults, the Fund’s risk of loss typically consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with the recovery of collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

The Sponsor attempts to minimize certain of these market and credit risks by normally:

●	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

●	limiting the outstanding amounts due from counterparties of the Funds;

●	not posting margin directly with a counterparty;

●	limiting the amount of margin or premium posted at the FCM; and

●	ensuring that deliverable contracts are not held to such a date when delivery of an underlying asset could be called for.

Off Balance Sheet Financing

As of June 30, 2022, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Fund and pay the contractual obligations described below, the Funds will require liquidity to redeem Redemption Baskets. Each Fund intends to satisfy this obligation through the transfer of cash of the applicable Fund (generated, if necessary, through the sale of money market funds invested in Treasury obligations) in an amount proportionate to the number of Shares being redeemed.

Contractual Obligations

The primary contractual obligations of the Funds will be with the Sponsor and certain other service providers. Each Fund intends to satisfy these obligations through the transfer of cash of the applicable Fund (generated, if necessary, through the sale of money market funds invested in Treasury obligations) in the necessary amount.

Sponsor and CTA Fees

The Funds are obligated to pay the Sponsor a management fee (the “Sponsor Fee”), calculated daily and paid monthly, equal to 0.65% and 0.79% of the Matching Fund and Leveraged Fund average daily net assets, respectively. From the Sponsor Fee, the Sponsor has contractually agreed to pay all of the routine operational, administrative, and other ordinary expenses of the Funds, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Sponsor Fee is paid in consideration of the Sponsor’s management services to the Funds.

Teucrium receives a service fee from the Sponsor in an amount equal to the greater of (i) 0.05% per year of the value of the Fund’s average daily net assets, or (ii) $30,000 per year.

Each Fund will pay to ADM Investor Services, Inc., which will serve as each Fund’s Futures Commission Merchant (“FCM” or “the Commodity Broker”), all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in CFTC regulated investments.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as the NAV and trading levels to meet investment objectives for the Fund will not be known until a future date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Trust and the Funds maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Sponsor, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and the Funds have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	Not Applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETF Managers Group Commodity Trust I (Registrant)

By:	ConvexityShares, LLC
its Sponsor

By:	/s/ Hanqing Zhu
	Name:	Hanqing Zhu
	Title:	Principal Executive Officer

By:	/s/ Melinda Ho
	Name:	Melinda Ho
	Title:	Principal Financial Officer

Date: August 19, 2022