Form 10-Q
period 2022-09-30
ConvexityShares Trust
filed 2022-11-14
CIK 1817218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2022:

Shares Outstanding: SPKX 100,000

Shares Outstanding: SPKY 100,000

CONVEXITYSHARES TRUST

i

Part I.
INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ConvexityShares Trust

Statements of Assets and Liabilities

September 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
ASSETS
Investments in securities, at value *	$1,120,862	$1,601,281	$2,722,143
Interest receivable	2,115	3,020	5,135
Variation margin receivable	96,317	58,376	154,693
Deposit at Broker for Futures	2,374,745	1,558,216	3,932,961
Total Assets	3,594,039	3,220,893	6,814,932

LIABILITIES
Management fees payable	1,913	1,499	3,412
Total Liabilities	1,913	1,499	3,412
NET ASSETS	$3,592,126	$3,219,394	$6,811,520

NET ASSETS CONSIST OF:
Paid-in capital	$2,500,000	$2,500,000	$5,000,000
Total distributable earnings	1,092,126	719,394	1,811,520
NET ASSETS	$3,592,126	$3,219,394	$6,811,520

Net Asset Value (unlimited shares authorized):
Net Assets	$3,592,126	$3,219,394	$6,811,520
Shares Outstanding^	100,000	100,000	200,000
Net Asset Value, Offering and Redemption Price per Share	$35.92	$32.19	$-

*Investments in securities, at cost	$1,120,862	$1,601,281	$2,722,143
No Par Value

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Operations

For the Three-Months Ended September 30, 2022(1) (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest income	$3,014	$4,372	$7,386
Total Income	3,014	4,372	7,386

Expenses:
Management fees	2,771	2,194	4,965
Total Expenses	2,771	2,194	4,965
Net Investment Income	243	2,178	2,421

REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain on:
Futures	526,186	365,490	891,676
Net change in unrealized appreciation of:
Futures	565,697	351,726	917,423
Net realized and unrealized gain on investments and futures contracts	1,091,883	717,216	1,809,099
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,092,126	$719,394	$1,811,520

(1)	The Funds commenced operations on August 15, 2022.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Operations

For the Period from May 13, 2022(1) to September 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest income	$3,014	$4,372	$7,386
Total Income	3,014	4,372	7,386

Expenses:
Management fees	2,771	2,194	4,965
Total Expenses	2,771	2,194	4,965
Net Investment Income	243	2,178	2,421

REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain on:
Futures	526,186	365,490	891,676
Net change in unrealized appreciation of:
Futures	565,697	351,726	917,423
Net realized and unrealized gain on investments and futures contracts	1,091,883	717,216	1,809,099
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,092,126	$719,394	$1,811,520

1)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Changes in Net Assets

For the Three-Months Ended September 30, 2022(1) (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INCREASE IN NET ASSETS:
OPERATIONS
Net investment income	$243	$2,178	$2,421
Net realized gain on investments and futures contracts	526,186	365,490	891,676
Net change in unrealized appreciation of futures contracts	565,697	351,726	917,423
Net increase in net assets resulting from operations	1,092,126	719,394	1,811,520

CAPITAL SHARE TRANSACTIONS
Shares Issued	2,500,000	2,500,000	5,000,000
Shares Redeemed	-	-	-
Net increase in net assets from capital share transactions	2,500,000	2,500,000	5,000,000
Total increase in net assets	$3,592,126	$3,219,394	$6,811,520

NET ASSETS
Beginning of Period	-	$-	$-
End of Period	$3,592,126	$3,219,394	$6,811,520

SHARE TRANSACTIONS
Beginning of Period	-	-	-
Shares Issued	100,000	100,000	200,000
Shares Redeemed	-	-	-
End of Period	100,000	100,000	200,000

1)	The Funds commenced operations on August 15, 2022.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Changes in Net Assets

For the Period from May 13, 2022(1) to September 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INCREASE IN NET ASSETS:
OPERATIONS
Net investment income	$243	$2,178	$2,421
Net realized gain on investments and futures contracts	526,186	365,490	891,676
Net change in unrealized appreciation of futures contracts	565,697	351,726	917,423
Net increase in net assets resulting from operations	1,092,126	719,394	1,811,520
CAPITAL SHARE TRANSACTIONS
Shares Issued	2,500,000	2,500,000	5,000,000
Shares Redeemed	-	-	-
Net increase in net assets from capital share transactions	2,500,000	2,500,000	5,000,000
Total increase in net assets	$3,592,126	$3,219,394	$6,811,520

NET ASSETS
Beginning of Period	$-	$-	$-
End of Period	$3,592,126	$3,219,394	$6,811,520

SHARE TRANSACTIONS
Beginning of Period	-	-	-
Shares Issued	100,000	100,000	200,000
Shares Redeemed	-	-	-
End of Period	100,000	100,000	200,000

1)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Cash Flows

For the Period from May 13, 2022(1) to September 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,092,126	$719,394	$1,811,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Purchase of investments	(1,489,957)	(1,856,472)	(3,346,429)
Proceeds from sales or maturities of investments held	369,095	255,191	624,286
Change in unrealized appreciation (depreciation) on investments	-	-	-
Realized gains (losses) on investments	-	-	-
Decrease (Increase) in variation margin for futures contracts	(96,317)	(58,376)	(154,693)
Decrease (Increase) in interest receivable	(2,115)	(3,020)	(5,135)
Increase (Decrease) in management fees payable	1,913	1,499	3,412
Net cash provided by (used in) operating activities	(3,592,126)	(3,219,394)	(6,811,520)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold	2,500,000	2,500,000	5,000,000
Net cash provided by (used in) financing activities	2,500,000	2,500,000	5,000,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-
Cash, cash equivalents and restricted cash beginning of period*	$-	$-	$-
Cash, cash equivalents and restricted cash, end of period*	$2,374,745	$1,558,216	$3,932,961

1)	Effective date of registration statement.

*	Agrees to the total of “Deposit at Broker for Futures’ balances on the Statement of Assets and Liabilities.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Daily 1.5x SPIKES Futures ETF

Schedule of Investments

9/30/2022 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENT - 31.20%
Money Market Fund -31.20%
First American Government Obligations Fund, Class X, 2.78% (a)	1,120,862	$1,120,862
Total Short-Term Investment
(Cost $1,120,862)		$1,120,862
Total Investments
(Cost $1,120,862) - 31.20%		$1,120,862
Other Assets and Liabilities, net - 68.80%		2,471,264
Total Net Assets - 100.00%		$3,592,126

(a)	The rate quoted is the seven-day yield as of September 30, 2022.

Schedule of Open Futures Contracts

9/30/2022 (Unaudited)

Expiration Date	Description	Number of Contracts Purchased	Notional Amount	Unrealized Appreciation
10/19/2022	SPIKES Volatility Index	102	$3,218,100	$470,688
11/16/2022	SPIKES Volatility Index	68	2,114,800	95,009
			$5,332,900	$565,697

The accompanying notes are an integral part of these financial statements.

ConvexityShares 1x SPIKES Futures ETF

Schedule of Investments

9/30/2022 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENT - 49.74%
Money Market Fund - 49.74%
First American Government Obligations Fund, Class X, 2.78% (a)	1,601,281	$1,601,281
Total Short-Term Investment
(Cost $1,601,281)		$1,601,281
Total Investments
(Cost $1,601,281) - 49.74%		$1,601,281
Other Assets and Liabilities, net - 50.26%		1,618,113
Total Net Assets - 100.00%		$3,219,394

(a)	The rate quoted is the seven-day yield as of September 30, 2022.

Schedule of Open Futures Contracts

9/30/2022 (Unaudited)

Expiration Date	Description	Number of Contracts Purchased	Notional Amount	Unrealized Appreciation
10/19/2022	SPIKES Volatility Index	62	$1,956,100	$292,583
11/16/2022	SPIKES Volatility Index	41	1,275,100	59,143
			$3,231,200	$351,726

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Combined Schedule of Investments

9/30/2022 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENTS - 39.96%
Money Market Funds -39.96%
First American Government Obligations Fund, Class X, 2.78% (a)	2,722,143	$2,722,143
Total Short-Term Investments
(Cost $2,722,143)		$2,722,143
Total Investments
(Cost $2,722,143) - 39.96%		$2,722,143
Other Assets and Liabilities, net - 60.04%		4,089,377
Total Net Assets - 100.00%		$6,811,520

(a)	The rate quoted is the seven-day yield as of September 30, 2022.

Combined Schedule of Open Futures Contracts

9/30/2022 (Unaudited)

Expiration Date	Description	Number of Contracts Purchased	Notional Amount	Unrealized Appreciation
10/19/2022	SPIKES Volatility Index	164	$5,174,200	$763,271
11/16/2022	SPIKES Volatility Index	109	3,389,900	154,152
			$8,564,100	$917,423

The accompanying notes are an integral part of these financial statements.

CONVEXITYSHARES TRUST

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2022 (Unaudited)

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

Shares of the Funds are listed and traded on the NYSE Arca, Inc. after purchase by Authorized Participants (as defined below), institutional firms that purchase shares in blocks of 25,000 shares called “Units” (referred to as a “Creation Unit” or “Redemption Unit”). Shares of a Fund are offered to Authorized Participants in Creation Units at the Funds’ NAV. Market prices for the shares may be different from their NAV. Creation Units are issued and redeemed principally in-kind for securities included in a specified universe. Shares generally trade in the secondary market at market prices that change throughout the day in amounts less than a Creation Unit. Except when aggregated in Creation Units, shares are not redeemable securities of the Funds. Shares of the Funds may only be purchased or redeemed by certain financial institutions (“Authorized Participants”). An Authorized Participant is either (i) a broker-dealer or other participant in the clearing process through the Continuous Net Settlement System of the National Securities Clearing Corporations or (ii) a DTC participant and, in each case must have executed a Participant Agreement with the Funds’ distributor. Most retail investors do not qualify as Authorized Participants or have the resources to buy and sell whole Creation Units. Therefore, they are unable to purchase or redeem the Shares directly from the Funds. Rather, most retail investors purchase shares in the secondary market with the assistance of a broker and are subject to customary brokerage commissions or fees.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), these financial statements are presented for the Trust as a whole, as the SEC registrant and the Fund individually. The liabilities and expenses incurred, contracted for or otherwise existing with respect to each series of the Trust shall be enforceable only against the assets of each series of the Trust and not against the assets of the Trust generally or any other series.

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

The Funds are classified as a partnership for United States federal income tax purposes and treated as a separate entity from any other series of the Trust for U.S. federal income tax purposes. Accordingly, the Fund does not expect to incur United States federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying Statements of Assets and Liabilities, as shareholders are individually responsible for their own income taxes, if any, on their allocable share of the Funds’ income, gain, loss, deductions, and other items.

Management of the Funds has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

(e)	Organizational and Offering Costs

All organizational and offering costs for the Funds were borne by the Sponsor and are not subject to reimbursement.

(f)	Investment Valuation

The Funds value their investments at fair value. Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations. In each of these situations, valuations are typically categorized as Level I in the fair value hierarchy.

Derivatives (e.g., futures contracts, options, swap agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts are generally valued at the last settled price on the applicable exchange on which that futures contract trades. For financial reporting purposes, all futures contracts are generally valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreement valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While the Funds’ policies are intended to result in a calculation of its respective Fund’s NAV that fairly reflects investment values as of the time of pricing, such Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by such Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The disclosure requirements establish a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Funds (observable inputs); and (2) the Funds’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the disclosure requirements hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest input level that is significant to the fair value measurement in its entirety.

Fair value measurements also require additional disclosure when the volume and level of activity for the asset or liability have significantly decreased, as well as when circumstances indicate that a transaction is not orderly.

The following table summarizes the valuation of investments at September 30, 2022 using the fair value hierarchy:

ConvexityShares Daily 1.5x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$1,120,862	$-	$-	$1,120,862
Other Instruments
Futures Contracts(1)	565,697	-	-	565,697
	$1,686,559	$-	$-	$1,686,559

ConvexityShares 1x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$1,601,281	$-	$-	$1,601,281
Other Instruments
Futures Contracts(1)	351,726	-	-	351,726
	$1,953,007	$-	$-	$1,953,007

ConvexityShares Trust Combined	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$2,722,143	$-	$-	$2,722,143
Other Instruments
Futures Contracts(1)	917,423	-	-	917,423
	$3,639,566	$-	$-	$3,639,566

(1)	Futures contracts are valued at the net unrealized appreciation (depreciation) on the instrument as presented on the Schedules of Open Futures contracts.

For the period ended September 30, 2022, there were no transfers into or out of Level 3 securities.

(g)	Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Assets and Liabilities and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of Operations.

Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statements of Operations.

(i)	Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, including derivative positions, which the Sponsor believes in combination, should produce returns consistent with a Fund’s objective.

All open derivative positions at period end are reflected on each respective Funds’ Schedule of Open Futures Contracts. Certain Funds utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objectives during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period.

Following is a description of the derivative instruments used by the Funds during the reporting period, including the primary underlying risk exposures related to each instrument type.

Futures Contracts

The Funds may enter into futures contracts to gain exposure to changes in the value of, or as a substitute for investing directly in (or shorting), an underlying benchmark. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract.

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash and/or securities balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of cash and/or securities. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

Futures contracts involve, to varying degrees, elements of market risk (specifically exchange rate sensitivity, commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying Index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded and the credit risk resides with the Funds’ clearing broker or clearinghouse itself. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

For the period from May 13, 2022 to September 30, 2022, and for the three-months ended September 30, 2022, the average derivative volume is described below:

Futures Contracts

	Monthly Average	Monthly Average Notional
Fund	Quantity	Value

ConvexityShares Daily 1.5x SPIKES Futures ETF	166	4,800,650
ConvexityShares 1x SPIKES Futures ETF	104	2,986,000
ConvexityShares Trust (combined)	270	7,786,650

Statements of Assets and Liabilities

The effect of derivative instruments on the Statement of Assets and Liabilities as of September 30, 2022.

	Fund	Statement of Assets and Liabilities Location	Fair Value
			Assets	Liabilities
Futures Contracts
SPIKES Volatility Index	ConvexityShares Daily 1.5x SPIKES Futures ETF	Variation margin for futures contracts	96,317	-
	ConvexityShares 1x SPIKES Futures ETF	Variation margin for futures contracts	58,376	-
			-	-
Total Futures Contracts			$154,693	$-

Statements of Operations

The effect of derivative instruments on the Statements of Operations for the period from May 13, 2022 to September 30, 2022 and for the three-months ended September 30, 2022:

Net Realized Gain on Derivatives

		Futures
Derivatives	Fund	Contracts	Total
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$526,186	$526,186
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	365,490	365,490

Total		$891,676	$891,676

Net Change in Unrealized Appreciation (Depreciation) on Derivatives

		Futures
Derivatives	Fund	Contracts	Total
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$565,697	$565,697
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	351,726	351,726

Total		$917,423	$917,423

3.	Agreements

The Funds are managed and controlled by the Sponsor. The Funds are obligated to pay the Sponsor a management fee (the “Sponsor Fee”), calculated daily and paid monthly, equal to 0.65% and 0.79% of the Matching Fund and Leveraged Fund average daily net assets, respectively. From the Sponsor Fee, the Sponsor has contractually agreed to pay all the routine operational, administrative, and other ordinary expenses of the Funds, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Index is owned and maintained by Triple Three Partners Pty Ltd, which licenses the use of the Index to its affiliated company, T3i Pty Ltd. (Triple Three Partners Pty Ltd and T3i Pty Ltd. are collectively referred to herein as “T3 Index”), which sub-licenses the use of the Index to the Sponsor. The Index is calculated and published by Solactive AG. Currently, the Sponsor employs Teucrium Trading, LLC (“Teucrium” or the “Sub-Adviser”), a limited liability company, as a commodity trading advisor to each Fund. Teucrium receives a service fee from the Sponsor in an amount equal to the greater of (i) 0.05% per year of the value of the Fund’s average daily net assets, or (ii) $30,000 per year.

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

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective, including the Sponsor’s ability to enter into new futures positions and swap contracts to replace exposure that has been reduced or terminated by a future commission merchant or counterparty to the Fund; (2) an imperfect correlation between the performance of the Financial Instruments held by a Fund and the performance of the Index; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs and margin requirements associated with the use of Financial Instruments and commission costs; (5) holding or trading Financial Instruments in a market that has become illiquid or disrupted; (6) a Fund’s Share price being rounded to the nearest cent and/or valuation methodologies; (7) changes to the Index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of the Index, overweighting or underweighting certain components of the Index or obtaining exposure to assets that are not included in the Index; (12) large movements of assets into and/or out of a Fund; and (13) events such as natural disasters or epidemics that can be highly disruptive to economies, markets, and companies including, but not limited to, the Sponsor and third party service providers. Being materially under- or over-exposed to the Index may prevent a Fund from achieving a high degree of correlation with the Index. Market disruptions or closures, large movements of assets into or out of a Fund, regulatory restrictions, or market volatility and other factors will adversely affect such Fund’s ability to maintain a high degree of correlation.

(b)	Counterparty Risk

Each Fund may use derivatives such as futures contracts and swap agreements (collectively referred to as “derivatives”) as a means to achieve their respective investment objectives. The use of derivatives by a Fund exposes the Fund to counterparty risks.

5.	Offsetting Assets and Liabilities

The following table discloses information about offsetting assets and liabilities presented in the Statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

			Gross	Net
			Amounts	Amounts
			Offset	Presented	Gross Amounts not
		Gross	in the	in the	offset in the Statements
		Amounts of	Statements	Statements	of Assets and Liabilities
		Recognized	of Assets	of Assets		Collateral
		Assets/	and	and	Financial	Received/	Net
		Liabilities	Liabilities	Liabilities	Instruments	Pledged*	Amount
Assets:
Description	Fund
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$96,317	$-	$96,317	$-	$-	$96,317
	ConvexityShares 1x SPIKES Futures ETF	58,376	-	58,376	-	-	58,376
	ConvexityShares Trust (combined)	$154,693	$-	$154,693	$-	$-	$154,693

Liabilities:
Description
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$-	$-	$-	$-	$-	$-
	ConvexityShares 1x SPIKES Futures ETF	-	-	-	-	-	-
	ConvexityShares Trust (combined)	$-	$-	$-	$-	$-	$-

*	In some instances, the actual collateral pledged/received may be more than amount shown.

6.	Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three month period ended September 30, 2022 and the period from May 13, 2022 to September 30, 2022.

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF
	Three-Months Ended	Three-Months Ended
	September 30, 2022 (Unaudited)(5)	September 30, 2022 (Unaudited)(5)
Net Asset Value, Beginning of Period	$25.00	$25.00
Net investment income (1)	0.00 (2)	0.02
Net Realized and Unrealized Gain on Investments and Futures Contracts	10.92	7.17
Net Increase in Net Asset Value Resulting from Operations	$10.92	$7.19
Net Asset Value, End of Period	$35.92	$32.19
Total Return at Net Asset Value (3)	43.69%	28.78%
Total Return at Market Value (3)	43.23%	28.49%

Net Assets, End of Period (in thousands)	3,592	3,219
Ratios to Average Net Assets: (4)
Expense ratio	0.79%	0.65%
Net Investment Income	0.07%	0.65%
Portfolio Turnover	0%	0%

(1)	Calculated based on average shares outstanding during the period.
(2)	Less than $0.01 per share.
(3)	Percentages are not annualized for the period ended September 30, 2022.
(4)	Percentages are annualized.
(5)	The Funds commenced operations on August 15, 2022.

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF
	Period from May 13, 2022(1) to	Period from May 31, 2022(1) to
	September 30, 2022 (Unaudited)	September 30, 2022 (Unaudited)
Net Asset Value, Beginning of Period	$25.00	$25.00
Net investment income (2)	0.00 (3)	0.02
Net Realized and Unrealized Gain on Investments and Futures Contracts	10.92	7.17
Net Increase in Net Asset Value Resulting from Operations	$10.92	$7.19
Net Asset Value, End of Period	$35.92	$32.19
Total Return at Net Asset Value (4)	43.69%	28.78%
Total Return at Market Value (4)	43.23%	28.49%

Net, Assets, End of Period(in thousands)	3,592	3,219
Ratios to Average Net Assets: (5)
Expense ratio	0.79%	0.65%
Net Investment Income	0.07%	0.65%
Portfolio Turnover	0%	0%

(1)	Effective date of registration statement.
(2)	Calculated based on average shares outstanding during the period.
(3)	Less than $0.01 per share.
(4)	Percentages are not annualized for the period ended September 30, 2022.
(5)	Percentages are annualized.

7.	Subsequent Events

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

The Funds are “commodity pools” as defined by the Commodity Exchange Act (“CEA”). Consequently, the Sponsor is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) and a commodity trading advisor (“CTA”), and it is a member firm of the National Futures Association (“NFA”).

The Sponsor has selected Teucrium Trading, LLC (“Teucrium” or the “Sub-Adviser”) to manage each Fund’s commodity futures investment strategy. Teucrium is a Delaware limited liability company with its principal office at Three Main Street, Suite 215, Burlington, Vermont 05401. Teucrium is registered as a CTA with the CFTC, effective September 8, 2017.

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

On May 13, 2022, the initial Form S-1 for the Funds was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On August 15, 2022, 4 Creation Baskets for each Fund were issued representing 100,000 shares and $2,500,000. The Funds began trading on NYSE Arca on August 16, 2022.

The Funds are designed and managed to track the performance of a portfolio consisting of futures contracts.

The Sponsor maintains a website at www.convexityshares.com, through which monthly account statements and the Trust’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The Investment Objective of the Funds

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

Under certain circumstances, the Funds may also invest in futures contracts and swap contracts (“VIX Related Positions” and, together with the SPIKES futures contracts, “Financial Instruments”) on the Cboe Volatility Index (“VIX”), an index that tracks volatility and would be expected to perform in a substantially similar manner as the SPIKES Volatility Index (the “SPIKES Index”). VIX is an alternate measure of market volatility, as opposed to the SPIKES Index, but it measures the implied volatility of the S&P 500, instead of SPY. VIX is expected to perform substantially identically to the SPIKES Index. Correlation between daily closes and daily index returns of the SPIKES Index and the VIX are expected to be 99.9%.

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

While the performance of the Index is influenced by the performance of SPY (and options thereon), the performance of the Index, the SPIKES Index and SPIKES futures contracts generally behave quite differently.

The SPIKES futures contracts constituting the Index as of September 30, 2022 include:

Contract Name	Ticker	Valuation Price (One Contract)	Contract Multiplier
SPIKES Futures Oct ‘22	SPKV2	$31.55	1,000
SPIKES Futures Nov ‘22	SPKX2	$31.10	1,000

Futures Contracts and Options

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a particular underlying asset at a specified time and place or alternatively may call for cash settlement. Futures contracts are traded on a wide variety of underlying assets, including bonds, interest rates, agricultural products, stock indexes, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term futures contracts on a particular underlying asset are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. Each Fund generally deposits cash and/or securities with a futures commission merchant (“FCM”) for its open positions in futures contracts, which may, in turn, transfer such deposits to the clearinghouse to protect the clearinghouse against non-payment by the Fund. The clearinghouse becomes substituted for each counterparty to a futures contract, and, in effect, guarantees performance. In addition, the FCM may require the Funds to deposit collateral in excess of the clearinghouse’s margin requirements for the FCM’s own protection.

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

Results of Operations

Each Fund commenced investment operations on August 16, 2022. The Funds seek to offer exposure to forward equity market volatility, as measured by the SPIKES Index. During the period from each Fund’s inception through September 30, 2022, stock market volatility was driven high by such factors as rising interest rates, inflation, and an equity market sell-off. The S&P® 500 moved lower by 719.58 points, from 4305.20 to a quarter-end level of 3585.62, which is 16.71% lower. This resulted in volatility moving significantly higher.

This equity market weakness was reflected in the price of SPY during the quarter. This, coupled with higher interest rates, impacted the volatility in SPY options, which resulted in higher SPIKES futures contract prices. This caused the value of the Funds to trend higher during the reporting period.

Shares of ConvexityShares 1x SPIKES Futures ETF

COMPARISON OF PER SHARE SPKX NAV TO SPKX MARKET VALUE

FOR THE PERIOD FROM AUGUST 16, 2022, TO SEPTEMBER 30, 2022

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of SPKX and its NAV tracked closely for the period from August 16, 2022, to September 30, 2022.

COMPARISON OF PER SHARE SPKX NAV TO INDEX

FOR THE PERIOD FROM AUGUST 16, 2022, TO SEPTEMBER 30, 2022

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of SPKX with the Index returns for the period from August 16, 2022, to September 30, 2022. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKX net asset value per share are due to such factors as the following, among others:

●	Index assumes no management fees, while the Fund pays 0.65% of average net assets on an annualized basis to the Sponsor as a management fee;

●	Index assumes rolls are happening at the settlement price of the day, while Fund buys at a transaction price that might or might not be equal to the settlement price; and

●	Pricing errors by the designated contract market for SPIKES futures contracts that affected Fund pricing on certain days.

FOR THE PERIOD FROM AUGUST 16, 2022, TO SEPTEMBER 30, 2022

Fund Share Price Performance

During the period from August 16, 2022 (commencement of Shares trading on the NYSE Arca) to September 30, 2022, the NYSE Arca market value of each Share increased 28.49% from $ 25.00 per Share of seed value, on August 15, 2022, to $32.12 per Share, representing the closing price on September 30, 2022. The Share price high and low for the period from August 16, 2022 to September 30, 2022 and related change from the initial Share price on August 15, 2022 was as follows: Shares traded from a high of $ 32.34 per Share (+29.36%) on September 29th, 2022 to a low of $24.66 per Share (-1.36%) on August 18, 2022.

Fund Share Net Asset Performance

For the period from August 15, 2022 (commencement of investment operations) to September 30, 2022, the net asset value of each Share increased 28.76% from $25.00 per Share to $32.19 per Share. For the period from August 15, 2022 to September 30, 2022 gains in the futures contracts resulted in the overall increase in the NAV per Share during the period from August 15, 2022 to September 30, 2022.

Net increase in net assets resulting from operations for the period from August 16, 2022 to September 30, 2022, was $719,394, resulting from net realized gains on futures contracts of $365,490, net change in unrealized appreciation of futures contracts of $351,726, and the net investment income of $2,178.

Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF

COMPARISON OF PER SHARE SPKY NAV TO SPKY MARKET VALUE

FOR THE PERIOD FROM AUGUST 16, 2022, TO SEPTEMBER 30, 2022

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of SPKY and its NAV tracked closely for the period from August 16, 2022, to September 30, 2022.

COMPARISON OF PER SHARE SPKY NAV TO 1.5X THE DAILY PERFORMANCE OF THE INDEX

FOR THE PERIOD FROM AUGUST 16, 2022, TO SEPTEMBER 30, 2022

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of SPKY with the Index returns for the period from August 16, 2022, to September 30, 2022. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKY net asset value per share are due to such factors as the following, among others:

●	Index assumes no management fees, while the Fund pays 0.79% of average net assets on an annualized basis to the Sponsor as a management fee;

●	Index assumes rolls are happening at the settlement price of the day, while Fund buys at a transaction price that might or might not be equal to the settlement price; and

●	Pricing errors by the designated contract market for SPIKES futures contracts that affected Fund pricing on certain days.

FOR THE PERIOD FROM AUGUST 16, 2022, TO SEPTEMBER 30, 2022

Fund Share Price Performance

During the period from August 16, 2022 (commencement of Shares trading on the NYSE Arca) to September 30, 2022, the NYSE Arca market value of each Share increased 43.23% from $25.00 per Share of seed value, on August 15, 2022, to $35.81 per Share, representing the closing price on September 30, 2022. The Share price high and low for the period from August 16, 2022 to September 30, 2022 and related change from the initial Share price on August 15, 2022 was as follows: Shares traded from a high of $35.91 per Share (+43.64%) on September 27th, 2022 to a low of $24.48 per Share (-0.076%) on August 18, 2022.

Fund Share Net Asset Performance

For the period from August 15, 2022 (commencement of investment operations) to September 30, 2022, the net asset value of each Share increased 43.69% from $25.00 per Share to $35.92 per Share. For the period from August 16, 2022 to September 30, 2022 gains in the futures contracts resulted in the overall increase in the NAV per Share during the period from August 15, 2022 to September 30, 2022.

Net increase in net assets resulting from operations for the period from August 16, 2022 to September 30, 2022, was $1,092,126, resulting from net realized gains on futures contracts of $526,186, net change in unrealized appreciation of futures contracts of $565,697, and the net investment income of $243.

Calculating NAV

Each Fund’s NAV is calculated by:

●	Taking the current market value of its total assets;

●	Subtracting any liabilities; and

●	Dividing that total by the total number of outstanding shares.

The Administrator calculates the NAV of a Fund once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. Eastern Time. The NAV in respect of a Fund means the total assets of that Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open futures contracts (and Financial Instruments, if any), and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of a Fund is computed by dividing the value of the net assets of such Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. Each Fund’s NAV is calculated on each day other than a day when NYSE Arca is closed for regular trading. The Funds compute their NAV only once each trading day as of 4:00 p.m. Eastern Time. (the “NAV Calculation Time”), or an earlier time as set forth on www.convexityshares.com. For example, a Fund may calculate its NAV as of an earlier time if NYSE Arca or other exchange material to the valuation or operation of such Fund closes early.

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

In addition, in order to provide updated information relating to a Fund for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the core trading session hours of 9:30 a.m. Eastern Time to 4:00 p.m. Eastern Time on each trading day. The IFV is calculated by using the prior day’s closing NAV per share of a Fund as a base and updating throughout the trading day changes in the value of the Financial Instruments held by a Fund. The IFV disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Funds’ investments.

The IFV is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours. The Shares of each Fund trade on NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time. In addition, U.S. Treasuries and money market instruments held by a Fund will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and broker-dealer quotes. These investments will not be included in the IFV.

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

Critical Accounting Estimates

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Funds’ application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Funds hold a significant portion of their assets in futures contracts and money market funds, which are held at fair value.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on a Fund’s financial condition, used in the preparation of these financial statements.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements and/or futures contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying futures contracts and swaps change. During the three months ended September 30, 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2022
Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF	$3,014
Shares of ConvexityShares 1x SPIKES Futures ETF	$4,372

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

Swap agreements do not generally involve the delivery of underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to an OTC swap agreement defaults, a Fund’s risk of loss typically consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with the recovery of collateral posted in segregated tri-party accounts at the Funds’ custodian bank.

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

Off Balance Sheet Financing

As of September 30, 2022, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of a Fund and pay the contractual obligations described below, the Funds will require liquidity to redeem Redemption Baskets. Each Fund intends to satisfy this obligation through the transfer of cash of the applicable Fund (generated, if necessary, through the sale of money market funds invested in Treasury obligations) in an amount proportionate to the number of Shares being redeemed.

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

Teucrium receives a service fee from the Sponsor in an amount equal to the greater of (i) 0.05% per year of the value of each Fund’s average daily net assets, or (ii) $30,000 per year.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as the NAV and trading levels to meet investment objectives for the Funds will not be known until a future date.

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

ConvexityShares Trust (Registrant)

By:	ConvexityShares, LLC
its Sponsor

By:	/s/ Hanqing Zhu
	Name:	Hanqing Zhu
	Title:	Principal Executive Officer

By:	/s/ Melinda Ho
	Name:	Melinda Ho
	Title:	Principal Financial Officer

Date: November 14, 2022