Form 10-Q/A
period 2022-09-30
ConvexityShares Trust
filed 2022-11-17
CIK 1817218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2022:

Shares Outstanding: SPKX 100,000

Shares Outstanding: SPKY 100,000

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (“Form 10-Q/A”) which was filed with Securities and Exchange Commission on November 14, 2022 (the “Form 10-Q”), in accordance with Rule 405 of Regulation S-T, is to correct typographical errors in the Interim Financial Statements and accompanying Notes to Interim Financial Statements.

This Form 10-Q/A has been filed to correct typographical errors and formatting in the Statements of Cash Flows and in Note 6: Financial Statements.

In addition, the Registrant’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32.1).

Except as described above, no additional changes, revisions, or updates have been made to the Form 10-Q in this Form 10-Q/A. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the filing date of the Form 10-Q.

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

ConvexityShares Trust

Statements of Cash Flows

For the Period from May 13, 2022(1) to September 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,092,126	$719,394	$1,811,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Purchase of investments	(1,489,957)	(1,856,472)	(3,346,429)
Proceeds from sales or maturities of investments held	369,095	255,191	624,286
Change in unrealized appreciation (depreciation) on investments	-	-	-
Realized gains (losses) on investments	-	-	-
Decrease (Increase) in variation margin for futures contracts	(96,317)	(58,376)	(154,693)
Decrease (Increase) in interest receivable	(2,115)	(3,020)	(5,135)
Increase (Decrease) in management fees payable	1,913	1,499	3,412
Net cash provided by (used in) operating activities	(125,255)	(941,784)	(1,067,039)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold	2,500,000	2,500,000	5,000,000
Net cash provided by (used in) financing activities	2,500,000	2,500,000	5,000,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,374,745	1,558,216	3,932,961
Cash, cash equivalents and restricted cash beginning of period	$-	$-	$-
Cash, cash equivalents and restricted cash, end of period*	$2,374,745	$1,558,216	$3,932,961

1)	Effective date of registration statement.

*	Agrees to the total of “Deposit at Broker for Futures” balances on the Statement of Assets and Liabilities.

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

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF
	Three-Months Ended	Three-Months Ended
	September 30, 2022 (Unaudited)(5)	September 30, 2022 (Unaudited)(5)
Net Asset Value, Beginning of Period	$25.00	$25.00
Net investment income (1)	0.00 (2)	0.02
Net Realized and Unrealized Gain on Investments and Futures Contracts	10.92	7.17
Net Increase in Net Asset Value Resulting from Operations	$10.92	$7.19
Net Asset Value, End of Period	$35.92	$32.19
Total Return at Net Asset Value (3)	43.69%	28.78%
Total Return at Market Value (3)	43.23%	28.49%

Net Assets, End of Period (in thousands)	3,592	3,219
Ratios to Average Net Assets: (4)
Expense ratio	0.79%	0.65%
Net Investment Income	0.07%	0.65%
Portfolio Turnover	0%	0%

(1)	Calculated based on average shares outstanding during the period.
(2)	Less than $0.01 per share.
(3)	Percentages are not annualized for the period ended September 30, 2022.
(4)	Percentages are annualized.
(5)	The Funds commenced operations on August 15, 2022.

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF
	Period from May 13, 2022(1) to	Period from May 13, 2022(1) to
	September 30, 2022 (Unaudited)	September 30, 2022 (Unaudited)
Net Asset Value, Beginning of Period	$25.00	$25.00
Net investment income (2)	0.00 (3)	0.02
Net Realized and Unrealized Gain on Investments and Futures Contracts	10.92	7.17
Net Increase in Net Asset Value Resulting from Operations	$10.92	$7.19
Net Asset Value, End of Period	$35.92	$32.19
Total Return at Net Asset Value (4)	43.69%	28.78%
Total Return at Market Value (4)	43.23%	28.49%

Net, Assets, End of Period(in thousands)	3,592	3,219
Ratios to Average Net Assets: (5)
Expense ratio	0.79%	0.65%
Net Investment Income	0.07%	0.65%
Portfolio Turnover	0%	0%

(1)	Effective date of registration statement.
(2)	Calculated based on average shares outstanding during the period.
(3)	Less than $0.01 per share.
(4)	Percentages are not annualized for the period ended September 30, 2022.
(5)	Percentages are annualized.

7.	Subsequent Events

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

Date: November 17, 2022