Form 10-K
period 2022-12-31
ConvexityShares Trust
filed 2023-03-31
CIK 1817218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________.

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extend transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates as of June 30, 2022 was: $0.

The following is the number of shares outstanding of each of registrant’s classes of common stock as of March 7, 2023:

Shares Outstanding: SPKX 50,000

Shares Outstanding: SPKY 50,000

CONVEXITYSHARES Trust

i

Part I

Item 1. Business

The Trust and the Funds

ConvexityShares Trust (the “Trust”) was organized as a Delaware statutory trust on April 12, 2021. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently includes two series: ConvexityShares 1x SPIKES Futures ETF (the “Matching Fund”) and ConvexityShares Daily 1.5x SPIKES Futures ETF (the “Leveraged Fund”) (each, a “Fund” and collectively, the “Funds”). The investment objective of the Matching Fund seeks investment results, before fees and expenses, that match (1x) the performance of the T3 SPIKE Front 2 Futures Index (the “Index”). The investment objective of the Leveraged Fund seeks investment results, before fees and expenses, that correspond to 150% (1.5x) of the performance of the Index for a single day, not for any other period. A “single day” is measured from the time a Fund calculates its net asset value (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for the Funds typically is 4:00 p.m. (Eastern Time). The Funds seek to achieve their respective investment objectives through the appropriate amount of exposure to the SPIKES futures contracts included in the Index. Under certain circumstances, the Funds may also invest in futures contracts and swap contracts (“VIX Related Positions” and, together with SPIKES futures contracts, “Financial Instruments”) on the Cboe Volatility Index (“VIX”), an index that tracks volatility and would be expected to perform in a substantially similar manner as the SPIKES Volatility Index (the “SPIKES Index”), an index that measures the expected 30-day volatility of the SPDR® S&P 500® ETF (“SPY”).  Each Fund is a commodity pool that continuously issues shares of beneficial interest that may be purchased and sold on the NYSE Arca.

The Funds commenced investment operations on August 15, 2022 and began trading on the NYSE Arca on August 16, 2022. The Matching Fund trades under the symbol “SPKX” and the Leveraged Fund trades under the symbol “SPKY.”

The principal office of the Trust and the Funds is located at 7 Roszel Road, Suite 1A, Princeton, NJ 08540. The telephone number of the Trust and the Funds is (609) 897-7300.

The Sponsor

The Funds are managed and controlled by their sponsor and investment manager, ConvexityShares, LLC (the “Sponsor”), a Delaware limited liability company. The Funds pay the Sponsor a management fee (the “Sponsor Fee”), calculated daily and paid monthly, equal to 0.79% and 0.65% of the Leveraged Fund’s and Matching Fund’s average daily net assets, respectively. From the Sponsor Fee, the Sponsor has contractually agreed to pay all of the routine operational, administrative and other ordinary expenses of the Funds, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Sponsor maintains its principal business office at 7 Roszel Road, Suite 1A, Princeton, NJ 08540. The Sponsor’s telephone number is (609) 897-7300.

The Funds are each a “commodity pool” as defined by the Commodity Exchange Act (“CEA”). Consequently, the Sponsor has registered as a commodity pool operator (“CPO”) and a commodity trading advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The Sponsor contributed $1,000 to each Fund on February 14, 2022, in exchange for 40 shares of the respective Funds, representing an initial contribution of capital to the Funds. On March 23, 2022, the Sponsor redeemed their units of each Fund. The offering of each Funds’ shares is registered with the SEC in accordance with the Securities Act of 1933, as amended. The Funds currently offer one class of shares.

The Sub-Adviser

Currently, the Sponsor employs Teucrium Trading, LLC (“Teucrium” or the “Sub-Adviser”), a limited liability company, as a CTA to each Fund. Teucrium receives a service fee from the Sponsor in an amount equal to the greater of (i) 0.05% per year of the value of the Fund’s average daily net assets or (ii) $30,000 per year. Teucrium and its subsidiaries manages approximately $555 million in assets as of December 31, 2022 in portfolios with a variety of investment objectives. Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC, is a Delaware limited liability company, which was formed on January 4, 2022. Teucrium Investment Advisors, LLC is a U.S. SEC registered investment advisor.

The Sub-Adviser, under authority delegated by the Sponsor, is responsible for reallocating assets within the portfolios with a view to achieving each Fund’s investment objective. In its capacity as a commodity trading advisor, the Sub-Adviser is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts.

Beginning January 1, 2023, the Sponsor employs Teucrium to perform certain administrative services for each Fund. Teucrium will receive a service fee from the Sponsor in an amount equal to the greater of (i) 0.10% of the value of the Fund’s average daily net assets, or (ii) $6,250 per month, capped at $25,000 per month for each Fund.

The Fund’ Investment Objective and Strategy

Investment Objective of the “Matching Fund”

The Matching Fund seeks investment results, before fees and expenses, that over time, match (1x) the performance of the Index. If the Matching Fund is successful in meeting its objective, its value, before fees and expenses, should gain approximately as much on a percentage basis as the level of the Index when the Index rises. Conversely, its value, before fees and expenses, should lose approximately as much on a percentage basis as the level of the Index when the Index declines. The Matching Fund acquires exposure primarily through SPIKES futures contracts.

Investment Objective of the “Leveraged Fund”

The Leveraged Fund seeks daily investment results, before fees and expenses, that correspond to one-and-a-half times (1.5x) the performance of the Index for a single day. The Leveraged Fund does not seek to achieve its stated objective over a period greater than a single day. A “single day” is measured from the time the Leveraged Fund calculates its NAV to the time of the Leveraged Fund’s next NAV calculation.

If the Leveraged Fund is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately one-and-a-half times as much on a percentage basis as the level of the Index when the Index rises. Conversely, its value on a given day, before fees and expenses, should lose approximately one-and-a-half times as much on a percentage basis as the level of the Index when the Index declines. The Leveraged Fund acquires long exposure through any one of or combinations of Financial Instruments, such that the Leveraged Fund typically has exposure intended to approximate one-and-a-half times (1.5x) the Index at the time of its NAV calculation.

Principal Investment Strategies

In seeking to achieve the Funds’ investment objectives, the Sponsor or the Sub-Adviser determines the type, quantity and mix of investment positions that the Sponsor or the Sub-Adviser believes, in combination, should produce returns consistent with the Funds’ objectives. Except as described in the third paragraph of this sub-section, the Sponsor and the Sub-Adviser currently have no intention for either Fund to invest in swap agreements.

Each Fund intends to meet its investment objective by taking positions in SPIKES futures contracts. Each Fund takes long positions in SPIKES futures contracts in seeking to meet its investment objective.

In the event accountability rules, price limits, position limits, margin limits or other exposure limits are reached with respect to SPIKES futures contracts, or if the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) or in situations where the Sponsor or Sub-Adviser deems it impractical or inadvisable to buy or sell SPIKES futures contracts (such as during periods of market volatility or illiquidity, or when trading in SPY is halted), the Sponsor or the Sub-Adviser may cause a Fund to obtain exposure to the Index by investing primarily in VIX Related Positions, which the Sponsor expects to consist primarily of VIX futures contracts. However, in the event accountability rules, price limits, position limits, margin limits or other exposure limits are reached with respect to VIX futures contracts, or if the market for a specific futures contract experiences emergencies or disruptions or in situations where the Sponsor or Sub-Adviser deems it impractical or inadvisable to buy or sell VIX futures contracts, the Sponsor or the Sub-Adviser may cause a Fund to obtain exposure to the Index by investing in VIX swap agreements. Each Fund expects to invest in swap agreements in the future only if such Fund’s accountability rules, price limits, position limits, margin limits or other exposure limits are reached with respect to both SPIKES and VIX futures contracts, or if the market for a specific futures contract experiences emergencies or disruptions where the Sponsor or Sub-Adviser deems it impractical or inadvisable to buy or sell both SPIKES and VIX futures contracts.

Each Fund will also hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds) as collateral for Financial Instruments and pending investment in Financial Instruments.

The Funds are not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market conditions with a view toward obtaining positive results under all market conditions). Each Fund seeks to remain fully invested at all times in Financial Instruments and money market instruments that, in combination, provide exposure to the Index consistent with its investment objective without regard to market conditions, trends or direction.

Each Fund seeks to position its portfolio so that its exposure to the Index is consistent with its investment objective. The time and manner in which a Fund rebalances its portfolio may vary from day to day depending upon market conditions and other circumstances at the discretion of the Sponsor or the Sub-Adviser. The impact of the Index’s movements each day will affect whether the Leveraged Fund’s portfolio needs to be rebalanced and the amount of such rebalance. For example, the Leveraged Fund’s long exposure will need to be increased on days when the Index rises and decreased on days when the Index falls.

The compounding of each day’s return over time means that the return of the Leveraged Fund for a period longer than a single day will be the result of each day’s returns compounded over the period, which will very likely differ in amount and possibly even direction from one-and-a-half times (1.5x) the return of the Index for the same period. These differences can be significant. The Leveraged Fund will lose money if the Index’s performance is flat over time, and the Leveraged Fund can lose money regardless of the performance of the Index, as a result of daily rebalancing, the Index’s volatility and compounding.

The amount of exposure each Fund has to a specific combination of Financial Instruments may differ with each particular Fund and may be changed without shareholder approval. The amount of a Fund’s exposure should be expected to change from time to time at the discretion of the Sponsor based on market conditions and other factors. In addition, the Sponsor has the power to change the Funds’ investment objectives, benchmark or investment strategy at any time, without shareholder approval, subject to applicable regulatory requirements.

Description of the Funds’ Index

T3 SPIKE Front 2 Futures Index

The Funds seek exposure to forward equity market volatility by obtaining exposure to the components of the Index. The Index is an investable index that measures the daily performance of a theoretical portfolio of first- and second-month futures contracts on the SPIKES Index. The Index is intended to reflect the returns that are potentially available through an unleveraged investment in the SPIKES futures contracts comprising the Index, by measuring its daily performance from the weighted average price of SPIKES futures contracts.

The Index employs rules for selecting the SPIKES futures contracts comprising the Index and a formula to calculate a level for the Index from the prices of these SPIKES futures contracts (these rules and the formula may be changed from time to time, and without notice, by T3 Index). As of December 31, 2022, the SPIKES futures contracts comprising the Index represented the prices of two near-term SPIKES futures contracts, replicating a position that rolls the nearest month SPIKES futures contracts to the next month SPIKES futures contracts at or close to the daily settlement price via a Trade-At-Settlement (“TAS”) program or similar mechanism towards the end of each business day in equal fractional amounts over the course of the near-term expiration cycle. This results in a constant weighted average maturity of one month.

The level of the Index will be published by Bloomberg Finance L.P. and Reuters in real time and at the close of trading on each Index business day under the ticker symbol: SPKF.

The performance of the Index is influenced by the performance of SPY (and options thereon) and the performance of the SPIKES Index. A description of SPIKES futures contracts, the SPIKES Index and SPY follows.

SPIKES Futures Contracts

The Index is comprised of SPIKES futures contracts. SPIKES futures contracts were launched for trading by the Minneapolis Grain Exchange, LLC (“MGEX”), via the CME GLOBEX® platform, on December 14, 2020. SPIKES futures contracts allow investors to invest based on their view of the forward implied market volatility of SPY. Investors that believe the forward implied market volatility of SPY will increase may buy SPIKES futures contracts. Conversely, investors that believe that the forward implied market volatility of SPY will decline may sell SPIKES futures contracts.

While the SPIKES Index represents a measure of the expected 30-day volatility of SPY, the prices of SPIKES futures contracts are based on the current expectation of the expected 30-day volatility of SPY on the expiration date of the futures contract. Since the SPIKES Index and SPIKES futures contracts are two distinctly different measures, the SPIKES Index and SPIKES futures contracts generally behave quite differently.

An important consequence of the spot/forward relationship between the SPIKES Index and SPIKES futures contracts (and therefore between the SPIKES Index and the Funds) is that the price of a SPIKES futures contract can be lower, equal to or higher than the SPIKES Index, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the SPIKES futures contract than in the 30-day spot period covered by the SPIKES Index. Therefore, the performance of SPIKES futures contracts should be expected to be very different than the performance of the SPIKES Index as there is no direct relationship between the two measures. As a result, since the performance of the Funds is linked to the performance of the SPIKES futures contracts included in the Index, the Funds have performed, and should be expected to perform, differently from the SPIKES Index.

Generally, the regular trading session for SPIKES futures contracts is from 9:30 a.m. Eastern Time (“E.T.”) to 4:15 p.m. E.T. Extended trading sessions also continue from 5:00 p.m. E.T. to 9:30 a.m. E.T. the next day and from 4:30 p.m. E.T. to 5:00 p.m. E.T.

SPIKES futures contracts were initially launched for trading by MGEX, via the CME GLOBEX® platform, on November 18, 2019. Trading was subsequently halted on November 29, 2019 while certain regulatory matters were resolved with the SEC. The SPIKES futures contracts were re-launched on December 14, 2020 for trading by MGEX.

SPIKES Volatility Index (the “SPIKES Index”)

The SPIKES Index is an index designed to measure the implied volatility of SPY over 30 days in the future. The SPIKES Index is calculated based on the prices of certain put and call options on SPY. The SPIKES Index is reflective of the premium paid by investors for certain options linked to the level of the S&P 500.

●	During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of SPY typically increases and, consequently, the prices of options linked to SPY typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the SPIKES Index to increase.

●	During periods of declining investor uncertainty, the implied level of volatility of SPY typically decreases and, consequently, the prices of options linked to SPY typically decrease (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the SPIKES Index to decrease.

Volatility, and the level of the SPIKES Index, can increase (or decrease) without warning. The SPIKES Index was developed by T3 Index and is calculated, maintained and published by Miami International Securities Exchange, LLC (“MIAX”) via the Options Price Reporting Authority (“OPRA”). T3 Index may change the methodology used to determine the SPIKES Index and has no obligation to continue to publish, and may discontinue the publication of, the SPIKES Index. The SPIKES Index is reported by Bloomberg Finance L.P. and Reuters under the ticker symbol “SPIKE.”

SPDR S&P 500 ETF Trust (“SPY”)

The SPDR S&P 500 ETF Trust is a unit investment trust that holds a portfolio of common stocks that closely tracks the price performance and dividend yield of the S&P 500 Composite Price Index (“S&P 500”). Shares of the SPDR S&P 500 ETF Trust trade on SEC-registered U.S. securities exchanges under the symbol “SPY.”

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to index composition are made on an as-needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies may be listed on U.S. securities exchanges. Constituent selection is at the discretion of the Index Committee and is based on the eligibility criteria. Sector balance, as measured by a comparison of each GICS sector’s weight in an index with its weight in the S&P Total Market Index, in the relevant market capitalization range, is also considered in the selection of companies for the indices. S&P may from time to time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

Related Positions

As noted above, the Funds may seek to achieve their investment objectives by investing primarily in VIX Related Positions. VIX is an alternate measure of market volatility to the SPIKES Index and measures the implied volatility of the S&P 500 instead of the SPY. VIX is expected to perform substantially identically to the SPIKES Index. Correlation between daily closes and daily index returns of the SPIKES Index and the VIX are expected to be 99.9%. Historically, variances between the value of VIX and the SPIKES Index have been attributable to errors in index calculation or, at the end of each quarter, the impact of quarterly dividends that have accumulated in SPY and may slightly affect the value of the SPIKES Index without materially affecting the value of the SPIKES futures contracts.

VIX Futures Contracts

VIX futures contracts were first launched for trading by the CBOE in 2004. VIX futures contracts allow investors to invest based on their view of the forward implied market volatility of the S&P 500. Investors that believe the forward implied market volatility of the S&P 500 will increase may buy VIX futures contracts. Conversely, investors that believe that the forward implied market volatility of the S&P 500 will decline may sell VIX futures contracts.

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of the expected 30-day volatility of the S&P 500 on the expiration date of the futures contract. Since the VIX and VIX futures contracts are two distinctly different measures, the VIX and VIX futures contracts generally behave quite differently.

An important consequence of the spot/forward relationship between the VIX and VIX futures contracts (and therefore between the VIX and the Funds) is that the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX. Therefore, the performance of VIX futures contracts should be expected to be very different than the performance of the VIX as there is no direct relationship between the two measures.

The VIX

The VIX is an index designed to measure the implied volatility of the S&P 500 over 30 days in the future. The VIX is calculated based on the prices of certain put and call options on the S&P 500. The VIX is reflective of the premium paid by investors for certain options linked to the level of the S&P 500.

●	During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of the S&P 500 typically increases and, consequently, the prices of options linked to the S&P 500 typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to increase.

●	During periods of declining investor uncertainty, the implied level of volatility of the S&P 500 typically decreases and, consequently, the prices of options linked to the S&P 500 typically decrease (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to decrease.

Volatility, and the level of the VIX, can increase (or decrease) without warning. The VIX was developed by the CBOE and is calculated, maintained and published by the CBOE. The CBOE may change the methodology used to determine the VIX and has no obligation to continue to publish, and may discontinue the publication of, the VIX. The VIX is reported by Bloomberg Finance L.P. under the ticker symbol “VIX.”

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the Exchange. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time to time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

Margin Requirements and Marking-to-Market Futures Positions

“Initial margin” is an amount of funds that must be deposited by a commodity trader with the trader’s broker to initiate an open position in futures contracts. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a small percentage of the aggregate purchase or sales price of the contract. The amount of margin required in connection with a particular futures contract is set by the exchange on which the contract is traded. Brokerage firms, such as the Funds’ clearing broker, carrying accounts for traders in commodity interest contracts may require higher amounts of margin as a matter of policy to further protect themselves.

Futures contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly.  This process of marking-to-market is designed to prevent losses from accumulating in any futures account.  Therefore, if a Fund’s futures positions have declined in value, the Fund may be required to post “variation margin” to cover this decline.  Alternatively, if a Fund’s futures positions have increased in value, this increase will be credited to the Fund’s account.

The Funds’ Service Providers

Administrator, Custodian, Fund Accountant, and Transfer Agent

U.S. Bank, a national banking association, with its principal office in Milwaukee, Wisconsin, provides custody and fund accounting to the Trust and Funds (the “Custodian”). Its affiliate, U.S. Bancorp Fund Services, is the transfer agent (“Transfer Agent”) for Fund shares and administrator for the Funds (“Administrator”). It performs certain administrative and accounting services for the Funds and prepares certain SEC, NFA and CFTC reports on behalf of the Funds. (U.S. Bank and U.S. Bancorp Fund Services are referred to collectively hereinafter as “U.S. Bank”).

Distributor

Foreside Fund Services, LLC (the “Distributor”) serves as the distributor for the Funds and assists the Sponsor and the Administrator with functions and duties relating to distribution and marketing, which include the following: taking creation and redemption orders, and consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance matters in connection with marketing efforts. The Distributor’s principal business address is Three Canal Plaza, Suite 100, Portland, ME 04101. The Distributor is a broker-dealer registered with FINRA.

The Funds pay the Distributor an annual fee for its distribution services equal to a range from 0.005% - 0.01% per annum of each Fund’s assets during each year calculated in U.S. dollars; subject to an annual minimum fee based on the total number of funds, at $15,000 per fund.

Delaware Trustee

Wilmington Trust, N.A.  (the “Trustee”) serves as the Trust’s corporate trustee as required under the Delaware Statutory Trust Act (“DSTA”). The Trustee receives for its services an annual fee of $4,000 per Fund. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the DSTA. Under the Trust Agreement, the Sponsor has exclusive management and control of all aspects of the Trust’s business. The Trustee does not owe any other duties to the Trust, the Sponsor or the shareholders of the Funds.  The Trustee has no duty or liability to supervise the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with the Sponsor.

Futures Commission Merchant

The Funds use ADM Investor Services, Inc. (“ADMIS”) as their futures commission merchant (“FCM”). ADMIS serves as a clearing broker to the Trust and the Funds and as such arranges for the execution and clearing of the Funds’ futures transactions. The FCM acts as clearing broker for many other funds and individuals. A variety of executing brokers may execute futures transactions on behalf of the Funds. The executing brokers will give up all such transactions to an FCM.

ADMIS is a registered futures commission merchant and is a member of the National Futures Association. Its main office is located at 141 W. Jackson Blvd., Suite 2100A, Chicago, IL 60604. In the normal course of its business, ADMIS is involved in various legal actions incidental to its commodities business. None of these actions are expected either individually or in aggregate to have a material adverse impact on ADMIS.

Neither ADMIS nor any of its principals have been the subject of any material administrative, civil or criminal actions within the past five years, except for the following matters.

In a CFTC Order entered on July 12, 2019 the CFTC found that between December 1, 2014 and September 24, 2017 ADMIS failed to diligently supervise the handling by its employees and agents of commodity interest accounts as well as the activities of its employees and agents relating to its business as an FCM in violation of CFTC Regulation 166.3. The order imposed a civil monetary penalty of $250,000.

On January 28, 2020, a Commodity Exchange Business Conduct Committee Panel (“Panel”) found that between 2012 and 2018, ADMIS learned that one of its brokerage firm clients automatically offset omnibus account positions in futures contracts using the FIFO method and was misreporting its open positions. As a result, inaccurate open interest data was published to the market. The Panel found that ADMIS failed to require the client to provide accurate and timely owner and control information and continued to report inaccurate information regarding the ownership and control of the positions through May 2018 in violation of Exchange Rules 432.Q., 432.X., and 561.C. Additionally, on multiple occasions continuing through May 2018, ADMIS provided the Exchange with inaccurate audit trail data provided by the client. The Panel found that ADMIS violated Exchange Rule 536.B.2.

Finally, the Panel found that ADMIS failed to take effective measures to ensure the accuracy of its client’s purchase and sales data reporting and its responses to the Exchange, and failed to properly supervise employees. The Panel therefore found that ADMIS violated Exchange Rule 432.W. In accordance with an offer of settlement the Panel ordered ADMIS to pay a fine of $650,000.

ADMIS is not affiliated with the Sponsor or the Funds. Therefore, the Sponsor and the Funds do not believe that the Funds have any conflicts of interest with the ADMIS or its trading principals arising from its acting as the Fund’s FCM.

The FCM has not passed upon the adequacy or accuracy of this annual report on Form 10-K. Additionally, the FCM does not provide any commodity trading advice regarding the Funds’ trading activities. Investors should not rely upon the FCM in deciding whether to invest in the Funds or retain their interests in the Funds. Investors should also note that the Funds may select additional clearing brokers or replace ADMIS as the Funds’ clearing broker.

Introducing Broker

The Funds intend to use RCM Alternatives (“RCM”) as their introducing broker. RCM provides services to the Funds in connection with the purchase and sale of futures contracts that may be purchased or sold by or through ADMIS for a Fund’s account. ADMIS pays RCM in connection with certain trades on behalf of the Funds.

Investors should be advised that RCM is not affiliated with or acting as a supervisor of the Funds or the Funds’ commodity pool operators, commodity trading advisors, investment managers, trustees, general partners, administrators, transfer agents, registrars or organizers, as applicable. Therefore, neither the Sponsor nor the Funds believes that there are any conflicts of interest with RCM or its trading principals arising from its acting as the Funds’ introducing broker.

RCM has not passed upon the adequacy or accuracy of this annual report on Form 10-K. Additionally, the introducing broker does not provide any commodity trading advice regarding the Funds’ trading activities. Investors should not rely upon the introducing broker in deciding whether to invest in the Funds or retain their interests in the Funds.

There have been no material administrative, civil or criminal actions brought, pending or concluded against RCM or its principals in the past five years.

Legal Counsel

Eversheds Sutherland (US) LLP serves as legal counsel to the Trust and the Funds.

Fees of the Funds

Sponsor Fee and CTA Fees

Each Fund pays the Sponsor a Sponsor Fee, monthly in arrears, in the following amounts:

Fund	Sponsor Fee
ConvexityShares Daily 1.5x SPIKES Futures ETF	0.79% per annum of the daily NAV of the Fund
ConvexityShares 1x SPIKES Futures ETF	0.65% per annum of the daily NAV of the Fund

The Sponsor Fee is paid in consideration of the Sponsor’s services related to the management of the Funds’ business and affairs, including the provision of commodity futures trading advisory services. From the Sponsor Fee, the Sponsor has contractually agreed to pay all of the routine operational, administrative, and other ordinary expenses of the Funds, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Sponsor Fee is paid in consideration of the Sponsor’s management services to the Funds.

Teucrium receives a service fee from the Sponsor in an amount equal to the greater of (i) 0.05% per year of the value of each Fund’s average daily net assets, or (ii) $30,000 per year.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, including, but not limited to, fees and expenses of the Administrator, Custodian, Transfer Agent, Distributor, licensing fees, accounting and audit fees and expenses, tax preparation expenses, legal fees, FINRA filing fees, individual K-1 preparation and mailing fees, and report preparation and mailing expenses.

Futures Commission Merchant Fees

The Funds pay to the FCM all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with its trading activities. The Sponsor estimates the brokerage commissions and fees will be approximately 0.20% of the Matching Fund’s NAV in any year, and 0.28% of the Leveraged Fund’s NAV in any year, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The Matching and Leveraged Funds incurred $2,051.85 and $3,118.95, respectively, in brokerage commissions and fees for the year ended December 31, 2022.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays all routine operational, administrative and other ordinary expenses of the Fund. These expenses include the following:

Professional Fees	Professional fees include legal, auditing and tax-preparation related costs

Distribution and Marketing Fees	Marketing fees consist of primarily, but not entirely, of fees paid to the Distributor and other costs related to the trading activities of a Fund

Custodian and Administrator Fees and Expenses	Custodian and Administrator fees consist of fees to U.S. Bank for the Funds’ administrative, accounting, transfer agent and custodian activities

General and Administrative Fees	General and Administrative fees include, but are not limited to, insurance and printing costs, as well as various compliance and reporting costs

The Funds do not reimburse the Sponsor for the routine operational, administrative and other ordinary expenses of the Funds. The Sponsor aggregates the routine operational, administrative and other ordinary expenses related to the Funds, and allocates the costs associated to each Fund. The expenses may vary, but the Sponsor retains the obligation to pay those expenses in lieu of the Funds.

Non-Recurring Fees and Expenses

The Funds pay all of their non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Funds. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

Form of Shares

Registered Form

Shares of the Funds are issued in registered form in accordance with the Trust Agreement for the Funds. U.S. Bank has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. U.S. Bank keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). The Sponsor recognizes transfers of shares in certificated form only if done in accordance with the respective Trust Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry

Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with, or on behalf of, DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) banks, brokers, dealers and trust companies who maintain, either directly or indirectly, a custodial relationship with, or clear through, a DTC Participant (“Indirect Participants”), and (3) persons holding interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares.

Shareholders will be shown on, and the transfer of Shares will be effected only through, in the case of DTC Participants, the records maintained by the Depository and, in the case of Indirect Participants and Shareholders holding through a DTC Participant or an Indirect Participant, through those records or the records of the relevant DTC Participants or Indirect participants. Shareholders are expected to receive, from or through the broker or bank that maintains the account through which the shareholders has purchased shares, a written confirmation relating to their purchase of shares.

DTC

DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

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

Creation and Redemption of Shares

Each Fund creates and redeems shares from time to time, but only in one or more Creation Units or Redemption Units (together, “Units”). A Unit consists of 25,000 shares. The creation and redemption of Units are made in exchange for delivery to a Fund or the distribution by a Fund of the amount of cash represented by the Units being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the Units being created or redeemed determined as of 4:00 p.m. E.T. on the day the order to create or redeem Units is properly received.

If permitted by the Sponsor in its sole discretion with respect to a Fund, an Authorized Participant may also agree to enter into or arrange for an exchange of a futures contract for related position (“EFCRP”) or block trade with the relevant Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an EFCRP to effect an order to redeem Units. All Authorized Participants would be able to use an EFCRP to effect orders to create or redeem Units.

An EFCRP is a technique permitted by the rules of certain futures exchanges that, as utilized by a Fund in the Sponsor’s discretion, would allow such Fund to take a position in a futures contract from an Authorized Participant, or give futures contracts to an Authorized Participant, in the case of a redemption, rather than to enter the futures exchange markets to obtain such a position. An EFCRP by itself will not change either party’s net risk position materially. Because the futures position that a Fund would otherwise need to take in order to meet its investment objective can be obtained without unnecessarily impacting the financial or futures markets or their pricing, EFCRPs can generally be viewed as transactions beneficial to a Fund. A block trade is a technique that permits a Fund to obtain a futures position without going through the market auction system and can generally be viewed as a transaction beneficial to the Fund.

“Authorized Participants” are the only persons that may place orders to create and redeem Units. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker- dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of Units and for the delivery of the cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by a Fund, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $300 to the Custodian for each order they place to create or redeem one or more Units. Authorized Participants also may pay a variable transaction fee to a Fund of up to 0.05% of the value of the Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Units they purchase from the Funds to other investors. Authorized Participants who make deposits with a Fund in exchange for Units receive no fees, commissions or other form of compensation or inducement of any kind from either the Funds or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or a Fund to effect any sale or resale of shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Units.

Persons interested in purchasing Creation Units should contact the Sponsor or the Administrator to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

Under the Authorized Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of Units is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent, and accepted by the Distributor, to create one or more Units. For purposes of processing purchase and redemption orders for a Fund, a “business day” means any day other than a day when any of NYSE Arca, the New York Stock Exchange, MGEX or other exchange material to the valuation or operation of the applicable Fund, or the calculation of the SPIKES Index, options contracts underlying the SPIKES Index, SPIKES futures contracts or the Index is closed for regular trading. Purchase orders must be placed by 2:00 p.m. E.T. This time may be modified by the Fund from time-to-time for any reason by amendment to the “Authorized Participant Agreement” and/or applicable order form. The day on which a valid purchase order is received in accordance with the terms of the Authorized Participant Agreement is referred to as the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of the applicable Units, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is the NAV of 25,000 shares on the purchase order date, but only if the required payment is timely received.

Because orders to purchase Creation Units must be placed no later than 2:00 p.m. E.T., but the total payment required to create a Creation Unit typically will not be determined until 4:00 p.m. E.T., on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a Creation Unit at the time they submit an irrevocable purchase order. The NAV and the total amount of the payment required to create a Creation Unit could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Delivery of Cash

Cash required for settlement will typically be transferred to the Custodian through: (1) the Continuous Net Settlement (the “CNS”) clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment (“DVP”) basis, which is the procedure in which the buyer’s payment for securities is due at the time of delivery. Security delivery and payment are simultaneous. If the Custodian does not receive the cash by the market close on the first business day following the purchase order date (“T+1”), such order may be charged interest for delayed settlement or cancelled. The Sponsor reserves the right to extend the deadline for the Custodian to receive the cash required for settlement up to the second business day following the purchase order date (“T+2”). In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. Additional fees may apply for special settlement. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the purchase amount.

Delivery of Exchange of Futures Contract for Related Position (“EFCRP”) Futures Contracts or Block Trades

In the event that the Sponsor shall have determined to permit the Authorized Participant to transfer futures contracts pursuant to an EFCRP or to engage in a block trade purchase of futures contracts from the Authorized Participant with respect to a Fund, as well as to deliver cash, in the creation process, futures contracts required for settlement must be transferred directly to a Fund’s account at its FCM. If the cash is not received by the market close on the second business day following the purchase order date (T+2), such order may be charged interest for delayed settlements or cancelled. In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the cash purchase amount and the futures contracts.

Suspension of Purchase Orders

In respect of either Fund, the Sponsor may, in its discretion, suspend the right to purchase, or postpone the purchase settlement date: (1) for any period during which any of the NYSE Arca, the New York Stock Exchange, MGEX or other exchange material to the valuation or operation of the Fund is closed or when trading is suspended or restricted on such exchanges in any of the underlying SPIKES futures contracts; (2) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor and/or Transfer Agent shall have the absolute right but no obligation to reject a purchase order if:

●	it determines that the purchase order is not in proper form;

●	the Sponsor believes that the purchase order would have adverse tax consequences to a Fund or its shareholders;

●	the acceptance or receipt of the purchase order would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Sponsor, Distributor, Transfer Agent or Custodian make it, for all practical purposes, not feasible to process creations of Creation Units.

None of the Sponsor, Distributor, Transfer Agent or Custodian will be liable for the rejection of any purchase order.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Units mirror the procedures for the creation of Units. On any business day, an Authorized Participant may place an order with the Transfer Agent, and accepted by the Distributor, to redeem one or more Units. Redemption orders must be placed by 2:00 p.m. E.T. This time may be modified by the Fund from time-to-time for any reason by amendment to the Authorized Participant Agreement and/or applicable order form. A redemption order so received will be effective on the date it is received in satisfactory form in accordance with the terms of the Authorized Participant Agreement. The redemption procedures allow Authorized Participants to redeem Units and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Unit, or to redeem Units other than through an Authorized Participant. The day on which the Distributor receives a valid redemption order is the redemption order date. Redemption orders are irrevocable.

By placing a redemption order, an Authorized Participant agrees to deliver the Units to be redeemed through DTC’s book-entry system to a Fund not later than 12:00 p.m. E.T., on the next business day immediately following the redemption order date (T+1). The Sponsor reserves the right to extend the deadline for a Fund to receive the Creation Units required for settlement up to the second Business Day following the redemption order date (T+2).  By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order. At its sole discretion, the Sponsor may agree to a delivery date other than T+2. Additional fees may apply for special settlement.

Upon request of an Authorized Participant made at the time of a redemption order, the Sponsor at its sole discretion may determine, in addition to delivering redemption proceeds, to transfer futures contracts to the Authorized Participant pursuant to an EFCRP or to a block trade sale of futures contracts to the Authorized Participant.

Determination of Redemption Proceeds

The redemption proceeds from a Fund consist of the cash redemption amount and, if permitted by the Sponsor in its sole discretion with respect to a Fund, an EFCRP or block trade with the relevant Fund as described above. The redemption proceeds from a Fund consist of a cash redemption amount equal to the NAV of the number of Units requested in the Authorized Participant’s redemption order on the redemption order date, less transaction fees and any amounts attributable to any applicable EFCRP or block trade.

Because orders to redeem Units must be placed no later than 2:00 p.m. E.T., but the total amount of redemption proceeds typically will not be determined until 4:00 p.m. E.T., on the date the redemption order is received, Authorized Participants will not know the total amount of the redemption proceeds at the time they submit an irrevocable redemption order. The NAV and the total amount of redemption proceeds could rise or fall substantially between the time an irrevocable redemption order is submitted and the time the amount of redemption proceeds in respect thereof is determined.

Delivery of Redemption Proceeds

The redemption proceeds due from a Fund will be delivered to the Authorized Participant at 12:00 p.m. E.T., on the second business day immediately following the redemption order date if, by such time on the business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Units to be redeemed. A Fund should be credited through: (1) the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Units; or (2) the facilities of DTC on a DVP basis. If a Fund’s DTC account has not been credited with all of the Units to be redeemed by such time, the redemption distribution is delivered to the extent whole Units are received. Any remainder of the redemption distribution is delivered on the next business day to the extent remaining whole Units are received if (1) the applicable Fund receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and (2) the remaining Units to be redeemed are credited to the Fund’s DTC account by 12:00 p.m. E.T., on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio.

The Sponsor may cause the redemption distribution to be delivered notwithstanding that the Units to be redeemed are not credited to a Fund’s DTC account by 12:00 p.m. E.T., on the second business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Units through DTC’s book entry system on such terms as the Sponsor may from time to time determine.

In the event that the Authorized Participant shall have requested, and the Sponsor shall have determined to permit the Authorized Participant to receive futures contracts pursuant to an EFCRP, as well as the cash redemption proceeds, in the redemption process, futures contracts required for settlement shall be transferred directly from a Fund’s account at its FCM to the account of the Authorized Participant at its FCM.

Suspension or Rejection of Redemption Orders

In respect of either Fund, the Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which any of the NYSE Arca, the New York Stock Exchange, MGEX or other exchange material to the valuation or operation of the Funds is closed or when trading is suspended or restricted on such exchanges in any of the underlying SPIKES futures contracts; (2) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Fund’s assets at an appropriate value to fund a redemption. If the Sponsor has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets or a suspension of trading by the exchange where the futures contracts are listed, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the Distributor, the Transfer Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole Units. The Sponsor will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The Sponsor may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 50,000 shares (minimum NYSE Arca listing requirement) or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them. None of the Sponsor, the Distributor or the Administrator will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Creation and Redemption Transaction Fee

To compensate a Fund for its expenses in connection with the creation and redemption of Units, an Authorized Participant is required to pay a transaction fee to the Custodian of $300 per order to create or redeem Units, regardless of the number of Units in such order, and may pay a variable transaction fee to a Fund of up to 0.05% of the value of a Unit. An order may include multiple Units. The transaction fee may be reduced, increased or otherwise changed by the Sponsor.

Special Settlement

The Sponsor may allow for early settlement of purchase or redemption orders. Such arrangements may result in additional charges to the Authorized Participant.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Units, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and a Fund if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Funds create and redeem shares from time to time, but only in one or more Creation Units or Redemption Units. The creation and redemption of Units are only made in exchange for delivery to a Fund or the distribution by the Funds of the amount of cash represented by the Units being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the Units being created or redeemed determined on the day the order to create or redeem Units is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Units. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Units, and an Authorized Participant is under no obligation to offer to the public shares of any Units it does create. Authorized Participants that do offer to the public shares from the Units they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of the Funds at the time the Authorized Participant purchased the Creation Units and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the futures contract market. The prices of shares offered by Authorized Participants are expected to fall between a Fund’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same Unit but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Units may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with a Fund in exchange for Units receive no fees, commissions or other form of compensation or inducement of any kind from the Funds or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Funds to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the futures contracts market.

There are a minimum number of Units and associated shares specified for the Funds. Once the minimum number of Units is reached, there can be no more Unit redemptions until there has been a Creation Unit. In such case, market makers may be less willing to purchase shares from investors in the secondary market, which may in turn limit the ability of shareholders of the Funds to sell their shares in the secondary market. As of the date of this prospectus these minimum levels for the Funds are 50,000 shares, representing two Units.

All proceeds from the sale of Creation Units will be invested as quickly as practicable in the investments described in this prospectus. The Funds’ cash and investments are held through the Custodian, in accounts with the Funds’ commodity futures brokers or in demand deposits with highly-rated financial institutions. There is no stated maximum time period for the Funds’ operations and the Funds will continue until all shares are redeemed or the Fund is liquidated pursuant to the terms of the Trust Agreement.

There is no specified limit on the maximum number of Creation Units that can be sold, although the Funds may not sell shares in Creation Units if such shares have not been registered with the SEC under an effective registration statement.

Regulatory Environment

The regulation of futures markets, futures contracts, and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

The regulation of commodity interest transactions in the United States is an evolving area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of the Funds to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to “commodity interests,” such as futures, swaps and options, and has adopted regulations with respect to the activities of those persons and/or entities. Under the CEA, a registered CPO, such as the Sponsor, is required to make annual filings with the CFTC and NFA describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs. Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of the Funds if a successor sponsor is not elected pursuant to the Trust Agreement.

The Funds’ investors are afforded prescribed rights for reparations under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Funds are required to become a member of the NFA.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act. The provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options; new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; reporting of all swap transactions to swap data repositories; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market, but are now designated as subject to the clearing requirement; and margin requirements for over-the-counter swaps that are not subject to the clearing requirements.

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, supporters and opponents have debated the scope of the legislation. As the administrations of the U.S. change, the interpretation and implementation will change along with them. Nevertheless, regulatory reform of any kind may have a significant impact on U.S. regulated entities.

Current rules and regulations under the Dodd-Frank Act require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

Regulatory bodies outside the U.S. have also passed or proposed, or may propose in the future, legislation similar to that proposed by the Dodd-Frank Act or other legislation containing other restrictions that could adversely impact the liquidity of and increase costs of participating in the commodities markets. For example, the European Union Markets in Financial Instruments Directive (Directive 2014/65/EU) and Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014) (together “MiFID II”), which has applied since January 3, 2018, governs the provision of investment services and activities in relation to, as well as the organized trading of, financial instruments such as shares, bonds, units in collective investment schemes and derivatives. In particular, MiFID II requires EU Member States to apply position limits to the size of a net position which a person can hold at any time in commodity derivatives traded on EU trading venues and in “economically equivalent” over-the-counter (“OTC”) contracts. By way of further example, the European Market Infrastructure Regulation (Regulation (EU) No 648/2012, as amended) (“EMIR”) introduced certain requirements in respect of OTC derivatives including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of un-cleared OTC derivative contracts, including the mandatory margining of un-cleared OTC derivative contracts; and (iii) reporting and recordkeeping requirements in respect of all derivatives contracts. In the event that the requirements under EMIR and MiFID II apply, these are expected to increase the cost of transacting derivatives.

In addition, considerable regulatory attention has been focused on non-traditional publicly distributed investment pools such as the Funds. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

SEC Reports

The Funds make available, free of charge, on their website (www.convexityshares.com), their annual reports on Form 10-K, their quarterly reports on Form 10-Q, their current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

The Trust also makes available, on its website, its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings

Although the Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, the Funds are currently not a party to any pending material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of the Funds have traded on the NYSE Arca under the symbols “SPKY” and “SPKX”, respectively, since August 16, 2022.

As of December 31, 2022, the Matching and Leveraged Funds had approximately 20 and 33 holders of its shares, respectively.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sale of Equity Securities

The Sponsor of the Funds contributed $1,000 to each Fund on February 14, 2022, in exchange for 40 shares of the respective Funds, representing an initial contribution of capital to the Funds. On March 23, 2022, the Sponsor redeemed their units of each Fund. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering

On May 13, 2022, the Funds’ registration statement on Form S-1/A (File No. 333-256463) was declared effective pursuant to which the Funds’ registered an unlimited number of shares. The Funds’ shares began trading on the NYSE Arca on August 16, 2022 and since that date, and up to December 31, 2022 (excluding any redemptions), the Matching and Leveraged Funds sold 100,000 and 100,000 shares for aggregate proceeds of $2,500,000 and $2,500,000, respectively. Each Fund seeks to use substantially all of the proceeds of the offering of Shares of the Fund to make portfolio investments in a manner consistent with its investment objective. Each Fund also may hold cash or cash equivalents, such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds) as collateral for Financial Instruments and pending investment in Financial Instruments. To the extent that a Fund does not invest the proceeds of the offering of the Shares in the manner described above on the day such proceeds are received, such proceeds may be deposited with the Custodian.

Dividends

The Funds have not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

The Funds do not purchase shares directly from its shareholders.

Authorized Participant redemption activity for the Funds during the period from August 15, 2022 through December 31, 2022 was as follows:

SPKY
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from August 16, 2022 (commencement of trading on NYSE Arca) through December 31, 2022	50,000	$19.6241

SPKX
Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from August 16, 2022 (commencement of trading on NYSE Arca) through December 31, 2022	50,000	$21.7858

Item 6. Reserved.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Funds included elsewhere in this annual report on Form 10-K.

This information should be read in conjunction with the financial statements and notes included in Item 8 of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. ConvexityShares Trust’s forward-looking statements are not guarantees of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Sponsor maintains a website at www.convexityshares.com, through which monthly account statements and the Trust’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The SPIKES futures contracts constituting the Index as of December 31, 2022 include:

Contract Name	Ticker	Valuation Price (One Contract)	Contract Multiplier
Jan 23 MGE SPKVOL FUT	SQLF3 INDEX	$23.16	1,000
Feb 23 MFE SPKVOL FUT	SQLG3 INDEX	$24.65	1,000

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

Results of Operations

Each Fund commenced investment operations on August 16, 2022. The Funds seek to offer exposure to forward equity market volatility, as measured by the SPIKES Index. During the period from each Fund’s inception through December 31, 2022, stock market volatility was driven high by such factors as rising interest rates, inflation, and an equity market sell-off. The S&P® 500 moved lower by 465.70 points, from 4305.20 to a quarter-end level of 3839.50, which is 10.82% lower. This resulted in volatility moving significantly higher from inception through the 3rd quarter but the 4th quarter witnessed volatility much lower, in part due to the 7.08% S&P® 500 recovery in the 4th quarter.

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

FOR THE PERIOD FROM AUGUST 16, 2022, TO DECEMBER 31, 2022

  NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of SPKX and its NAV tracked closely for the period from August 16, 2022, to December 31, 2022.

COMPARISON OF PER SHARE SPKX NAV TO INDEX

FOR THE PERIOD FROM AUGUST 16, 2022, TO DECEMBER 31, 2022

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of SPKX with the Index returns for the period from August 16, 2022, to December 31, 2022. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKX net asset value per share are due to such factors as the following, among others:

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

FOR THE PERIOD FROM AUGUST 16, 2022, TO DECEMBER 31, 2022

Fund Share Price Performance

During the period from August 16, 2022 (commencement of Shares trading on the NYSE Arca) to December 31, 2022, the NYSE Arca market value of each Share decreased 13.97% from $ 25.00 per Share of seed value, on August 15, 2022, to $21.51 per Share, representing the closing price on December 31, 2022. The Share price high and low for the period from August 16, 2022 to December 31, 2022 and related change from the initial Share price on August 15, 2022 was as follows: Shares traded from a high of $33.30 per Share (+33.20%) on October 11, 2022, to a low of $21.18 per Share (-15.28%) on December 29, 2022.

Fund Share Net Asset Performance

For the period from August 15, 2022 (commencement of investment operations) to December 31, 2022, the net asset value of each Share decreased 14.15% from $25.00 per Share to $21.46 per Share, resulting from losses in the futures contracts.

Net decrease in net assets resulting from operations for the period from August 16, 2022 to December 31, 2022, was $337,572, resulting from net realized losses on futures contracts of $310,044, net change in unrealized depreciation of futures contracts of $37,519, and the net investment income of $10,391.

Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF

COMPARISON OF PER SHARE SPKY NAV TO SPKY MARKET VALUE

FOR THE PERIOD FROM AUGUST 16, 2022, TO DECEMBER 31, 2022

  NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of SPKY and its NAV tracked closely for the period from August 16, 2022, to December 31, 2022.

COMPARISON OF PER SHARE SPKY NAV TO INDEX

FOR THE PERIOD FROM AUGUST 16, 2022, TO DECEMBER 31, 2022

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of SPKY with the Index returns for the period from August 16, 2022, to December 31, 2022. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKY net asset value per share are due to such factors as the following, among others:

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

FOR THE PERIOD FROM AUGUST 16, 2022, TO DECEMBER 31, 2022

Fund Share Price Performance

During the period from August 16, 2022 (commencement of Shares trading on the NYSE Arca) to December 31, 2022, the NYSE Arca market value of each Share decreased 23.12% from $25.00 per Share of seed value, on August 15, 2022, to $19.22 per Share, representing the closing price on December 31, 2022. The Share price high and low for the period from August 16, 2022 to December 31, 2022 and related change from the initial Share price on August 15, 2022 was as follows: Shares traded from a high of $37.50 per Share (+50%)on October 13, 2022, to a low of $18.82 per Share (-24.72%) on December 29, 2022.

Fund Share Net Asset Performance

For the period from August 15, 2022 (commencement of investment operations) to December 31, 2022, the net asset value of each Share decreased 23.24% from $25.00 per Share to $19.19 per Share, resulting from losses in the futures contracts.

Net decrease in net assets resulting from operations for the period from August 16, 2022 to December 31, 2022, was $559,520, resulting from net realized losses on futures contracts of $508,488, net change in unrealized depreciation of futures contracts of $54,064, and the net investment income of $2,992.

Critical Accounting Estimates

Preparation of the financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Funds’ application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Funds hold a significant portion of their assets in futures contracts and money market funds, which are held at fair value.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on a Fund’s financial condition, used in the preparation of these financial statements.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements and/or futures contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying futures contracts and swaps change. During the period ended December 31, 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Period Ended December 31, 2022
Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF	$10,975
Shares of ConvexityShares 1x SPIKES Futures ETF	$16,841

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

Off Balance Sheet Financing

As of December 31, 2022, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Each Fund will pay to ADM Investor Services, Inc. (“ADMIS”), which will serve as each Fund’s futures commission merchant (“FCM” or “the Commodity Broker”), all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in CFTC regulated investments.

Each Fund currently accrues its daily expenses based on accrued expense amounts established and monitored by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Funds which amounted to $1,197 and $1,334 for the Matching Fund and the Leveraged Fund, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplemental Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

ConvexityShares Trust, comprised of ConvexityShares Daily 1.5x

SPIKES Futures ETF and ConvexityShares 1x SPIKES Futures ETF

Opinion on the Financial Statements

We have audited the accompanying combined statement of assets and liabilities, including the combined schedules of investments and open futures contracts, of ConvexityShares Trust (the “Trust”) as of December 31, 2022, and the related combined statements of operations, changes in net assets, and cash flows for the period May 13, 2022 (commencement of operations) through December 31, 2022 and the related notes (collectively referred to as the “combined financial statements”). We have also audited the accompanying statements of assets and liabilities, including the schedules of investments and open futures contracts, of ConvexityShares Daily 1.5x SPIKES Futures ETF and ConvexityShares 1x SPIKES Futures ETF (the “Funds”) as of December 31, 2022, and the related statements of operations, changes in net assets and cash flows for the period May 13, 2022 (commencement of operations) through December 31, 2022 and the related notes (collectively referred to as the “individual financial statements”). In our opinion, the combined and individual financial statements present fairly, in all material respects, the combined and individual financial position of the Trust as of December 31, 2022, and the results of their combined and individual operations, changes in net assets and cash flows for the period May 13, 2022 through December 31 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined and individual financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the combined and individual financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust and the Funds in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust and Funds are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust and Funds’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined and individual financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined and individual financial statements. Our procedures included confirmation of securities owned as of December 31, 2022, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined and individual financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust and Funds’ auditor since 2022.

COHEN & COMPANY, LTD.

Cleveland, Ohio

March 31, 2023

COHEN & COMPANY, LTD.

800.229.1099 | 866.818.4538 fax | cohencpa.com

Registered with the Public Company Accounting Oversight Board

PCAOB ID #925

ConvexityShares Trust**

Statements of Assets and Liabilities

December 31, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
ASSETS
Investments in securities, at value *	$303,154	$559,661	$862,815
Interest receivable	2,374	$4,163	6,537
Deposit at broker for futures contracts	657,628	$512,384	1,170,012
Total Assets	963,156	1,076,208	2,039,364

LIABILITIES
Management fees payable	1,334	1,197	2,531
Net variation margin payable	2,547	1,873	4,420
Total Liabilities	3,881	3,070	6,951
NET ASSETS	$959,275	$1,073,138	$2,032,413

Net Asset Value (unlimited shares authorized):
Net Assets	959,275	1,073,138	$2,032,413
Shares Outstanding^	50,000	50,000	100,000
Net Asset Value, Offering and Redemption Price per Share	$19.19	$21.46

*Investments in securities, at cost	303,154	559,661	$862,815

^	No Par Value

**	Since the Funds’ commencement of operations was May 13, 2022, the Statements of Assets and Liabilities as of December 31, 2021 has not been provided. See Note 1.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust*

Statements of Operations

For the Period From May 13, 2022(1) to December 31, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest income	$10,975	$16,841	$27,816
Total Income	10,975	16,841	27,816

Expenses:
Management fees	7,983	6,450	14,433
Total Expenses	7,983	6,450	14,433
Net Investment Income	2,992	10,391	13,383

REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND FUTURES CONTRACTS
Net realized loss on:
Futures contracts	(508,448)	(310,444)	(818,892)
Net change in unrealized depreciation of:
Futures contracts	(54,064)	(37,519)	(91,583)
Net realized and unrealized loss on investments and futures contracts	(562,512)	(347,963)	(910,475)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(559,520)	$(337,572)	$(897,092)

(1)	Effective date of registration statement.

*	Since the Funds’ commencement of operations was May 13, 2022, the Statements of Operations for the years ended December 31, 2021 and 2020 have not been provided. See Note 1.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust*

Statements of Changes in Net Assets

For the Period From May 13, 2022(1) to December 31, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INCREASE IN NET ASSETS:
OPERATIONS
Net investment income	$2,992	$10,391	$13,383
Net realized loss on futures contracts	(508,448)	(310,444)	(818,892)
Net change in unrealized depreciation of futures contracts	(54,064)	(37,519)	(91,583)
Net decrease in net assets resulting from operations	(559,520)	(337,572)	(897,092)
CAPITAL SHARE TRANSACTIONS
Shares Issued	2,500,000	2,500,000	5,000,000
Shares Redeemed	(981,205)	(1,089,290)	(2,070,495)
Net increase in net assets from capital share transactions	1,518,795	1,410,710	2,929,505
Total increase in net assets	$959,275	$1,073,138	$2,032,413

NET ASSETS
Beginning of Period	$-	$-	$-
End of Period	$959,275	$1,073,138	$2,032,413

SHARE TRANSACTIONS
Beginning of Period	-	-	-
Shares Issued	100,000	100,000	200,000
Shares Redeemed	(50,000)	(50,000)	(100,000)
End of Period	50,000	50,000	100,000

1)	Effective date of registration statement.

*	Since the Funds’ commencement of operations was May 13, 2022, the Statements of Changes in Net Assets for the years ended December 31, 2021 and 2020 have not been provided. See Note 1.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust**

Statements of Cash Flows

For the Period From May 13, 2022(1) to December 31, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
CASH FLOW FROM OPERATING ACTIVITIES
Net decrease in net assets from operations	$(559,520)	$(337,572)	$(897,092)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities
Purchase of investments	(1,497,820)	(1,867,903)	(3,365,723)
Proceeds from sales or maturities of investments held	1,194,666	1,308,242	2,502,908
Decrease (Increase) in variation margin for futures contracts	2,547	1,873	4,420
Decrease (Increase) in interest receivable	(2,374)	(4,163)	(6,537)
Increase (Decrease) in management fees payable	1,334	1,197	2,531
Net cash provided by (used in) operating activities	(861,167)	(898,326)	(1,759,493)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold	2,500,000	2,500,000	5,000,000
Cost of shares redeemed	(981,205)	(1,089,290)	(2,070,495)
Net cash provided by (used in) financing activities	1,518,795	1,410,710	2,929,505
NET CHANGE IN CASH AND CASH EQUIVALENTS	657,628	512,384	1,170,012
Cash, cash equivalents and restricted cash beginning of period*	$-	$-	$-
Cash, cash equivalents and restricted cash end of period*	$657,628	$512,384	$1,170,012

1)	Effective date of registration statement.

**	Since the Funds’ commencement of operations was May 13, 2022, the Statements of Cash Flows for the years ended December 31, 2021 and 2020 have not been provided. See Note 1.

*	Agrees to the total of “Deposits at Broker for Futures Contracts” balances on the Statements of Assets and Liabilities

The accompanying notes are an integral part of these financial statements.

ConvexityShares Daily 1.5x SPIKES Futures ETF

Schedule of Investments

December 31, 2022

	Shares	Value
SHORT-TERM INVESTMENT - 31.60%
Money Market Fund - 31.60%
First American Government Obligations Fund, Class X, 4.10% (a)	303,154	$303,154
Total Short-Term Investment (Cost $303,154)		$303,154
Total Investments (Cost $303,154) - 31.60%		$303,154
Other Assets and Liabilities, net - 68.40%		656,121
Total Net Assets - 100.00%		$959,275

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Schedule of Open Futures Contacts

December 31, 2022

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Description	Purchased	Value	Depreciation
1/18/2023	SPIKES Volatility Index	36	$833,760	$(46,955)
2/15/2023	SPIKES Volatility Index	25	616,250	(7,109)
			$1,450,010	$(54,064)

The accompanying notes are an integral part of these financial statements.

ConvexityShares 1x SPIKES Futures ETF

Schedule of Investments

December 31, 2022

	Shares	Value
SHORT-TERM INVESTMENT - 52.15%
Money Market Fund - 52.15%
First American Government Obligations Fund, Class X, 4.10% (a)	559,661	$559,661
Total Short-Term Investment (Cost $559,661)		559,661
Total Investments (Cost $559,661) - 52.15%		$559,661
Other Assets and Liabilities, net - 47.85%		513,477
Net Assets - 100.00%		$1,073,138

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Schedule of Open Futures Contacts

December 31, 2022

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Issue	Purchased	Value	Depreciation
1/18/2023	SPIKES Volatility Index	27	$625,320	$(32,339)
2/15/2023	SPIKES Volatility Index	18	443,700	(5,180)
			$1,069,020	$(37,519)

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Combined Schedule of Investments

December 31, 2022

	Shares	Value
SHORT-TERM INVESTMENTS -42.45%
Money Market Funds - 42.45%
First American Government Obligations Fund, Class X, 4.10% (a)	862,815	$862,815
Total Short-Term Investments (Cost $862,815)		862,815
Total Investments (Cost $862,815) - 42.45%		$862,815
Other Assets and Liabilities, net - 57.55%		1,169,598
Net Assets - 100.00%		$2,032,413

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Combined Schedule of Open Futures Contracts

December 31, 2022

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Issue	Purchased	Value	Depreciation
1/18/2023	SPIKES Volatility Index	63	$1,459,080	$(79,294)
2/15/2023	SPIKES Volatility Index	43	1,059,950	(12,289)
			$2,519,030	$(91,583)

The accompanying notes are an integral part of these financial statements.

CONVEXITYSHARES TRUST

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022

1.	Organization

The Funds are a series of ConvexityShares Trust (the “Trust”), a Delaware statutory trust formed on April 12, 2021. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently organized into two series, of which ConvexityShares 1x SPIKES Futures ETF (the “Matching Fund”) and ConvexityShares Daily 1.5x SPIKES Futures ETF (the “Leveraged Fund”) (each, a “Fund” and collectively, the “Funds”) are currently the only series. The investment objective of the Matching Fund seeks investment results, before fees and expenses, that match (1x) the performance of the T3 SPIKE Front 2 Futures Index (the “Index”). The investment objective of the Leveraged Fund seeks investment results, before fees and expenses, that correspond to 150% (1.5x) of the performance of the Index for a single day, not for any other period. A “single day” is measured from the time a Fund calculates its net asset value (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for the Funds typically is 4:00 p.m. (Eastern Time). The Funds seek to achieve their respective investment objectives through the appropriate amount of exposure to the SPIKES futures contracts included in the Index. Under certain circumstances, the Fund may also invest in futures contracts and swap contracts (“VIX Related Positions”) on the Cboe Volatility Index (“VIX”), an index that tracks volatility and would be expected to perform in a substantially similar manner as the SPIKES Index. The Funds are managed and controlled by their sponsor and investment manager, ConvexityShares, LLC (the “Sponsor”). The Sponsor is registered with the Commodity Futures Trading Commission as a commodity pool operator and the Commodity Trading Advisor and is a member of the National Futures Association. The Funds qualify as an emerging growth company as defined under the JOBS act. Each of the Funds commenced operations on May 13, 2022 and commenced investment operations on August 16, 2022.

The Trust has had no investment operations prior to August 16, 2022 other than the matters related to its organization and the registration of each Fund under the Securities Act of 1933. The Sponsor of the Funds contributed $1,000 to each Fund on February 14, 2022, in exchange for 40 shares of the respective Funds, representing an initial contribution of capital to the Funds. On March 23, 2022, the Sponsor redeemed their units of each Fund. The offering of each Funds’ shares is registered with the U.S. Securities and Exchange Commission (“SEC”) in accordance with the Securities Act of 1933. The Funds currently offer one class of shares.

Shares of the Funds are listed and traded on the NYSE Arca, Inc. after purchase by “Authorized Participants” (as defined below), institutional firms that purchase shares in blocks of 25,000 shares called “Units” (referred to as a “Creation Unit” or “Redemption Unit”). Shares of a Fund are offered to Authorized Participants in Creation Units at the Funds’ NAV. Market prices for the shares may be different from their NAV. Creation Units are issued and redeemed principally in-kind for securities included in a specified universe. Shares generally trade in the secondary market at market prices that change throughout the day in amounts less than a Creation Unit. Except when aggregated in Creation Units, shares are not redeemable securities of the Funds. Shares of the Funds may only be purchased or redeemed by certain financial institutions (“Authorized Participants”). An Authorized Participant is either (i) a broker-dealer or other participant in the clearing process through the Continuous Net Settlement System of the National Securities Clearing Corporations or (ii) a DTC participant and, in each case must have executed a Participant Agreement with the Funds’ distributor. Most retail investors do not qualify as Authorized Participants or have the resources to buy and sell whole Creation Units. Therefore, they are unable to purchase or redeem the Shares directly from the Funds. Rather, most retail investors purchase shares in the secondary market with the assistance of a broker and are subject to customary brokerage commissions or fees.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

Pursuant to rules and regulations of the SEC, these financial statements are presented for the Trust as a whole, as the SEC registrant and the Fund individually. The liabilities and expenses incurred, contracted for or otherwise existing with respect to each series of the Trust shall be enforceable only against the assets of each series of the Trust and not against the assets of the Trust generally or any other series.

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

(b) Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this financial statement, as well as the reported amounts of investment income and expenses during the period. Actual results could differ from those estimates.

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

(d) Income Taxes

The Funds are classified as partnerships for United States federal income tax purposes and treated as separate entities from any other series of the Trust for U.S. federal income tax purposes. Accordingly, the Funds do not expect to incur United States federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying Statements of Assets and Liabilities, as shareholders are individually responsible for their own income taxes, if any, on their allocable share of the Funds’ income, gain, loss, deductions, and other items.

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

(f) Investment Valuation

The Funds value their investments at fair value. Short-term investments are valued using information provided by a third-party pricing service or market quotations. In each of these situations, valuations are typically categorized as Level 1 in the fair value hierarchy.

Derivatives (e.g., futures contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts are generally valued at the last settled price on the applicable exchange on which that futures contract trades. For financial reporting purposes, all futures contracts are generally valued at the last settled price. Futures contracts valuations are typically categorized as Level 1 in the fair value hierarchy. Swap agreement valuations are typically categorized as Level 2 in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level 2 or Level 3 in the fair value hierarchy.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3 – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

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

The following table summarizes the valuation of investments at December 31, 2022 using the fair value hierarchy:

ConvexityShares Daily 1.5x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$303,154	$-	$-	$303,154
Liabilities
Other Instruments
Futures Contracts(1)	(54,064)	-	-	(54,064)
	$249,090	$-	$-	$249,090

ConvexityShares 1x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$559,661	$-	$-	$559,661
Liabilities
Other Instruments
Futures Contracts(1)	(37,519)	-	-	(37,519)
	$522,142	$-	$-	$522,142

ConvexityShares Trust Combined	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$862,815	$-	$-	$862,815
Liabilities
Other Instruments
Futures Contracts(1)	(91,583)	-	-	(91,583)
	$771,232	$-	$-	$771,232

(1)	Futures contracts are valued at the net unrealized appreciation (depreciation) on the instrument as presented on the Schedules of Open Futures contracts.

For the period ended December 31, 2022, there were no transfers into or out of Level 3 securities and no Level 3 securities held.

(g) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. Dividend income is recorded on the ex-dividend date. Discount and premiums on securities purchased are amortized or accreted using the effective interest method. Realized gains and losses from security transactions are unrealized appreciation and depreciation of securities transactions are determined using the identified cost basis method for financial reporting.

(h) Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, including derivative positions, which the Sponsor believes in combination, should produce returns consistent with a Fund’s objective.

All open derivative positions at period end are reflected on each respective Fund’s Schedule of Open Futures Contracts. Certain Funds utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objectives during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period.

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

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash and/or securities balances on deposit at brokers for futures contracts, as disclosed in the Statements of Assets and Liabilities, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of cash and/or securities. Pursuant to the futures contracts, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash collateral equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

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

For the period ended December 31, 2022, the average derivative volume is described below:

Futures Contracts
	Monthly Average	Monthly Average Notional
Fund	Quantity	Value

ConvexityShares Daily 1.5x SPIKES Futures ETF	137	$3,659,044
ConvexityShares 1x SPIKES Futures ETF	91	2,402,620
ConvexityShares Trust (combined)	228	$6,061,664

Statements of Assets and Liabilities

The effect of derivative instruments on the Statements of Assets and Liabilities as of the end of the current fiscal period was as follows:

		Statement of Assets and
Liability Derivatives	Fund	Liabilities Location	Value
Derivatives not accounted for as hedging instruments	ConvexityShares Daily 1.5x SPIKES Futures ETF	Net Variation Margin Payable	$2,547
Futures Contracts	ConvexityShares 1x SPIKES Futures ETF	Net Variation Margin Payable	1,873

Statements of Operations

The effect of derivative instruments on the Statements of Operations for the period ended December 31, 2022:

Net Realized Loss on Futures Contracts

		Futures
Derivatives	Fund	Contracts Amount	Total
Futures Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$(508,448)	$(508,448)
	ConvexityShares 1x SPIKES Futures ETF	(310,444)	(310,444)

Total		$(818,892)	$(818,892)

Net Change in Unrealized Appreciation (Depreciation) of Futures Contracts

		Futures
Derivatives	Fund	Contracts Amount	Total
Futures Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$(54,064)	$(54,064)
	ConvexityShares 1x SPIKES Futures ETF	(37,519)	(37,519)
Total		$(91,583)	$(91,583)

3.	Agreements

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

(a) Correlation and Performance Risks

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective, including the Sponsor’s ability to enter into new futures positions and swap contracts to replace exposure that has been reduced or terminated by a future commission merchant or counterparty to the Fund; (2) an imperfect correlation between the performance of the Financial Instruments held by a Fund and the performance of the Index; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs and margin requirements associated with the use of Financial Instruments and commission costs; (5) holding or trading Financial Instruments in a market that has become illiquid or disrupted; (6) a Fund’s Share price being rounded to the nearest cent and/or valuation methodologies; (7) changes to the Index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of the Index, overweighting or underweighting certain components of the Index or obtaining exposure to assets that are not included in the Index; (12) large movements of assets into and/or out of a Fund; and (13) events such as natural disasters or epidemics that can be highly disruptive to economies, markets, and companies including, but not limited to, the Sponsor and third party service providers. Being materially under- or over-exposed to the Index may prevent such a Fund from achieving a high degree of correlation with the Index. Market disruptions or closures, large movements of assets into or out of a Fund, regulatory restrictions, or market volatility and other factors will adversely affect such Fund’s ability to maintain a high degree of correlation.

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

			Gross	Net
		Gross	Amounts	Amounts
		Amounts	Offset	Presented	Gross Amounts not
		Presented	in the	in the	offset in the Statements
		in the	Statements	Statements	of Assets and Liabilities
		Statements	of Assets	of Assets		Collateral
		of Assets/	and	and	Financial	Received/	Net
		Liabilities	Liabilities	Liabilities	Instruments	Pledged*	Amount
Assets:
Description	Fund
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$580	$580	-	$-	$-	$-
	ConvexityShares 1x SPIKES Futures ETF	453	453	-	-	-	-
	ConvexityShares Trust (combined)	$1,033	$1,033	$-	$-	$-	$-
Liabilities:
Description
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$3,127	$580	$2,547	$-	$2,547	$-
	ConvexityShares 1x SPIKES Futures ETF	2,326	453	$1,873	-	1,873	$-
	ConvexityShares Trust (combined)	$5,453	$1,033	$4,420	$-	$4,420	$-

*	In some instances, the actual collateral pledged/received may be more than amount shown.

6.	Financial Highlights

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF
	Period Ended	Period Ended
	12/31/2022(1)	12/31/2022(1)
Net Asset Value, Beginning of Period	$25.00	$25.00
Net investment income (2)	$0.03	$0.11
Net Realized and Unrealized Loss on Investments and Futures Contracts	$(5.84)	$(3.65)
Net Decrease in Net Asset Value Resulting from Operations	$(5.81)	$(3.54)
Net Asset Value, End of Period	$19.19	$21.46
Total Return at Net Asset Value (3)	-23.25%	-14.15%
Total Return at Market Value (3)	-23.12%	-13.97%

Ratios to Average Net Assets: (4)
Expense ratio	0.79%	0.65%
Net Investment Income	0.30%	1.05%

Portfolio Turnover(3)	0%	0%

(1)	The Funds commenced operations on May 13, 2022.

(2)	Calculated based on average shares outstanding during the period.

(3)	Percentages are not annualized for the period ended December 31, 2022.

(4)	Percentages are annualized.

7.	Subsequent Events

In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

The duly appointed officers of the Sponsor, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and the Fund have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Management of the Sponsor, on behalf of the Trust and the Fund are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust and the Fund’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Simon Ho, Principal Executive Officer of the Sponsor, and Melinda Ho, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria in the Internal Control - Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2022, the internal control over financial reporting is effective for the Trust and the Fund.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Fund’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor and its Management

Neither the Trust nor the Funds have executive officers. Pursuant to the terms of the Trust Agreements for the Funds, the Funds’ affairs are managed by the Sponsor. The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and has general control of its business and Acts as the Sponsor’s principal accounting officer. The Chief Financial Officer acts as the Sponsor’s principal financial officer. Furthermore, certain fundamental actions regarding the Sponsor, such as entering into a management agreement or other services agreement with respect to the Funds, the addition or substitution of members or managers, hiring any employees, raising additional capital or dissolving or winding up the Sponsor, may not be taken without the consent of both members.

The following are Principals, as that term is defined in CFTC Rule 3.1, for the Sponsor: Simon Ho, Melinda Ho, Joseph W. Ferraro III, T3 Holdings and MIAX Futures. T3 Holdings and MIAX Futures are Principals because of their membership interests in the Sponsor. Messrs. Ho and Ferraro, as well as Ms. Ho are principals due to their positions.

Melinda Ho (Age: 50). Chief Financial Officer and Secretary of the Sponsor, and a listed principal of the Sponsor since July 30, 2021. Ms. Ho’s responsibilities include oversight of the financial matters of the Sponsor. Since January 2014, Melinda Ho has been the Chief Financial Officer of T3i Pty Ltd (index provider). Since March 2009, she has worked at Triple Three Partners Pty Ltd. (financial services firm), where she serves as the Chief Financial Officer and oversees financial matters.

Simon Ho (Age: 50). Chief Executive Officer of the Sponsor since March 1, 2023, and a listed principal of the Sponsor since July 6, 2021. Since January 2014, Mr. Ho has been the Chief Executive Officer and sole owner of T3i Pty Ltd (index provider) and since December 2020 he has been the Founder and President and Chief Executive Officer of T3 Holdings (financial services firm). Since March 2009 he has been the Founder and Executive Director of Triple Three Partners Pty Ltd. (financial services firm). He has general oversight responsibilities for all of these businesses.

Joseph W. Ferraro III (Age: 51). Chief Compliance Officer of the Sponsor since March 1, 2023, and a listed principal of the Sponsor since June 28, 2021 (overseeing legal matters for registered commodity pool operator). Since March 2021, Mr. Ferraro has been the President of MIAX Futures (overseeing legal matters and oversight responsibilities of business).  In addition, since September 2016, Mr. Ferraro has been the Senior Vice President and Deputy General Counsel of MIH (overseeing legal matters). From August 2012 to August 2016, Mr. Ferraro was General Counsel and Secretary, and a member of the Board of Directors, of Longitude, LLC (computer technology company) and from August 2000 to August 2016, he was Deputy General Counsel and Assistant Secretary of ISE Holdings (electronic options exchanges).

Commodity Trading Advisor

The Sponsor has selected Teucrium to manage each Fund’s commodity futures investment strategy. Teucrium is a Delaware limited liability company. The principal office of the Sub-Adviser is located at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sub-Adviser registered as a CPO with the CFTC and became a member of the NFA on November 10, 2009. The Sub-Adviser registered as a Commodity Trading Advisor (“CTA”) with the CFTC effective September 8, 2017. Teucrium and its subsidiaries manages approximately $555 million in assets as of December 31, 2022 in portfolios with a variety of investment objectives. Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC, is a Delaware limited liability company, which was formed on January 4, 2022. Teucrium Investment Advisors, LLC is a U.S. SEC registered investment advisor.

The Sub-Adviser, under authority delegated by the Sponsor, is responsible for reallocating assets within the portfolios with a view to achieving each Fund’s investment objective. In its capacity as a commodity trading advisor, the Sub-Adviser is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts.

In general, under the Teucrium Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, Teucrium is managed by the officers of Teucrium Trading, LLC. The Chief Executive Officer of Teucrium is responsible for the overall strategic direction of the Sub-Adviser and has general control of its business. The Chief Investment Officer and President of the Sub-Adviser is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Funds. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer act as Teucrium’s principal financial and accounting officer. Furthermore, certain fundamental actions regarding Teucrium, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members). Teucrium has no board of directors, and the Teucrium Commodity Trust has no board of directors or officers. The three Class A members of Teucrium are Sal Gilbertie, Dale Riker and Carl N. Miller III.

Messrs. Gilbertie, Riker, Kahler and Ms. Mullen-Rusin are individual “principals,” as that term is defined in CFTC Rule 3.1, of Teucrium. These individuals are principals due to their positions and/or due to their ownership interests in Teucrium. GFI Group LLC is a principal under CFTC Rules due to its ownership of certain non-voting securities of Teucrium. NMSIC Classic LLC is a principal under CFTC Rules due to its greater than 10% capital contribution to Teucrium.

Sal Gilbertie (Age: 62). President of the Sub-Adviser since its inception, Chief Investment Officer since September 2011, and Chief Executive Officer and Secretary since September 17, 2018. He was approved by the NFA as a principal of the Sub-Adviser on September 23, 2009 and registered as an associated person of the Sub-Adviser on November 10, 2009. He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612. Effective July 16, 2012, Mr. Gilbertie was listed as the Branch Manager for this location. Mr. Gilbertie is an officer of Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC effective January 21, 2022. From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over the counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day to day activities of the business and the portfolio of both companies.

Cory Mullen-Rusin (Age: 35). Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sub-Adviser since September 17, 2018. Ms. Mullen-Rusin has primary responsibility for the financial management, compliance and reporting of the Sub-Adviser; is in charge of its books of account and accounting records, and its accounting procedures. She maintains her main business office at Three Main Street, Suite 215, Burlington, Vermont 05401. Ms. Mullen-Rusin was approved by the NFA as a Principal of the Sub-Adviser on October 8, 2018. Ms. Mullen-Rusin began working for the Sub-Adviser in September 2011 and worked directly with the former CFO at Teucrium for seven years. Her responsibilities included aspects of financial planning, financial operations, and financial reporting for the Trust and the Sub-Adviser. Additionally, Ms. Mullen-Rusin assisted in developing, instituting, and monitoring the effectiveness of processes and procedures to comply with all regulatory agency requirements. Ms. Mullen-Rusin is an officer of Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC effective January 21, 2022. Ms. Mullen-Rusin graduated from Boston College with a Bachelor of Arts and Science in Communications in 2009, where she was a four-year scholarship player on the NCAA Division I Women’s Basketball team. In 2017, she earned a Master of Business Administration from Nichols College.

Steve Kahler (Age: 55). Chief Operating Officer of Teucrium. He began working for the Sub-Adviser in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and served in that capacity through September 6, 2018, at which time he resigned. Mr. Kahler was unemployed from September 7, 2018 until October 10, 2018, when he was reappointed as Chief Operating Officer. Mr. Kahler is primarily responsible for making trading and investment decisions for the Funds, and for directing each Fund’s trades for execution. Mr. Kahler was listed as a Principal of the Sub-Adviser from May 16, 2012 to September 7, 2018 and again was listed as a Principal on October 16, 2018. Mr. Kahler was registered as an Associated Person of the Sub-Adviser from November 25, 2011 to September 7, 2018 and re-registered as an Associated Person on October 16, 2018. Mr. Kahler was listed as a Branch Manager of the Sub-Adviser on March 16, 2012 to September 7, 2018 and was listed again from October 5, 2018 to September 29, 2021. Mr. Kahler is an officer of Teucrium Investment Advisors, LLC, a wholly owned subsidiary of Teucrium Trading, LLC effective January 21, 2022. Prior to his employment with the Sub-Adviser, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration.

Portfolio Managers

Steve Kahler. Mr. Kahler is primarily responsible for making trading and investment decisions for the Funds, and for directing each Fund’s trades for execution.

Charles “Springer” Harris. Portfolio Manager & Managing Director of Operations. Mr. Harris served as the Vermont Branch Manager from July 2012 - November 2019 and as FINRA Supervising Principal from 2014 - 2021. He began working for the Sub-Adviser on April 1, 2011. Mr. Harris works directly under the COO assisting in Trading and Operations. He has primary responsibilities for the Trade Operations for the Funds. He maintains his office at Three Main Street, Suite 215 Burlington, VT 05401. Prior to his employment with the Sub-Adviser, Mr. Harris was a member of the Emergent Social Media Team at Weber Shandwick, one of the world's leading global public relations firms with offices in major media, business and government capitals around the world. Mr. Harris graduated Cum Laude with a B.A. in Business Management. At Washington College, Mr. Harris served as a four-year member and two-year captain of the Men’s Rowing Team earning top Conference Academic Honors Mr. Harris has also held various positions with the Maryland General Assembly and the City of Burlington Vermont. Springer holds the Series 3, and 30.

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to all of its officers (including senior financial officers) and employees; the Sponsor’s Code of Ethics covers all officers and employees that manage the Trust and the Fund. A printed copy of the Code of Ethics is available to any person free of charge, upon request, by contracting the Sponsor at:

ConvexityShares Trust

c/o ConvexityShares, LLC

7 Roszel Road

Suite 1A

Princeton, NJ 08540

Item 11. Executive Compensation.

The Funds have no employees, officers or directors and are managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Funds. The Sponsor receives the Sponsor Fee, paid monthly in arrears. The Sponsor fee is equal to 0.65% and 0.79% of the Fund’s average daily net assets for the Matching Fund and Leveraged Fund, respectively.

The Sponsor has contractually agreed to assume all of the routine operational, administrative and other ordinary expenses of the Funds, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Sponsor Fee paid by the Matching and Leveraged Funds amounted to $6,450 and $7,983, respectively, for the period from August 15, 2022 (commencement of operations) to December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

a.	Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Funds as of December 31, 2022, based on information known to the Sponsor.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
SPKY	FLOW TRADERS US LLC	36,319	72.64%
SPKY	TED A. GOTTSCHALK	3,550	7.10%
SPKY	SUSQUEHANNA SECURITIES LLC	2,900	5.80%
SPKX	FLOW TRADERS US LLC	37,401	74.80%
SPKX	JANE STREET CAPITAL LLC	4,225	8.45%

b.	Security Ownership of Management. The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2022. Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of a Fund.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
SPKY	JOSEPH W. FERRARO III	2,000	4.00%

c.	Change in Control. The Sponsor does not know of any arrangements which may subsequently result in a change in the control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

See Items 11 and 12 of this Annual Report.

Neither the Trust nor the Fund entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Fund does not propose to enter into any such transaction.

Director Independence

As an unincorporated entity, the registrant does not have a Board of Directors.

Item 14. Principal Accountant Fees and Services.

The fees for services accrued and/or billed to the Funds for the year ended December 31, 2022 were as follows:

	December 31, 2022
	SPKY	SPKX	Convexity Shares Trust (Combined)
Audit Fees	$13,000.00	$13,000.00	26,000
Audit-Related Fees	0.00	0.00	0.00
Tax Fees	0.00	0.00	0.00
All Other Fees	0.00	0.00	0.00
Total	$13,000.00	$13,000.00	26,000.00

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by Cohen & Company, ltd. to the Funds described above. The Sponsor pre-approves all audit and allowed non-audit services of the Funds’ independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page F-1.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Declaration of Trust and Trust Agreement of the Registrant.(1)
3.2	Certificate of Trust of the Registrant.(1)
4.1	Description of the Trust’s Securities
5.1	Opinion of Sullivan & Worcester LLP relating to the legality of the Shares.(2)
8.1	Opinion of Sullivan & Worcester LLP with respect to federal income tax consequences.(2)
10.1	Unified Fee Agreement.(2)
10.2	Trading Authorization Agreement.(2)
10.3	Form of Authorized Participant Agreement.(1)
10.4	Marketing Agent Agreement.(2)
10.5	Custody Agreement.(2)
10.6	Fund Administration Servicing Agreement.(2)
10.7	Fund Accounting Servicing Agreement.(2)
10.8	Transfer Agent Servicing Agreement.(2)
23.1	Consent of Sullivan & Worcester LLP. (Included in Exhibit 5.1)
23.2	Consent of Independent Registered Public Accounting Firm.(3)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
107	Filing Fee Table.(2)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as like-numbered exhibit to Registration Statement No. 333-256463, filed on May 25, 2021.

(2)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-256463, filed on March 22, 2022.

(3)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 2 to Registration Statement No. 333-256463, filed on April 29, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ConvexityShares Trust (Registrant)

By:	ConvexityShares, LLC
its Sponsor

By:	/s/ Simon Ho
Name:	Simon Ho
Principal Executive Officer

By:	/s/ Melinda Ho
Name:	Melinda Ho
Principal Financial Officer

Date: March 31, 2023