Form 10-Q
period 2023-03-31
ConvexityShares Trust
filed 2023-05-15
CIK 1817218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2023:

Shares Outstanding: SPKX 50,000

Shares Outstanding: SPKY 75,000

CONVEXITYSHARES TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ConvexityShares Trust

Statements of Assets and Liabilities

March 31, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
ASSETS
Investments in securities, at value *	$362,161	$419,681	$781,842
Interest receivable	1,045	1,591	2,636
Deposit at Broker for Futures Contracts	620,249	434,660	1,054,909
Total Assets	983,455	855,932	1,839,387

LIABILITIES
Payables
Management fees payable	572	510	1,082
Net variation margin payable	14,239	8,333	22,572
Total Liabilities	14,811	8,843	23,654

NET ASSETS	$968,644	$847,089	$1,815,733
Net Asset Value (unlimited shares authorized):
Net Assets	$968,644	$847,089	$1,815,733
Shares Outstanding^	75,000	50,000	125,000
Net Asset Value, Offering and Redemption Price per Share	$12.92	$16.94

* Investments in securities, at cost	$362,161	$419,681	$781,842

^	No Par Value

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Assets and Liabilities

December 31, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
ASSETS
Investments in securities, at value *	$303,154	$559,661	$862,815
Interest receivable	2,374	$4,163	6,537
Deposit at broker for futures contracts	657,628	$512,384	1,170,012
Total Assets	963,156	1,076,208	2,039,364

LIABILITIES
Management fees payable	1,334	1,197	2,531
Net variation margin payable	2,547	1,873	4,420
Total Liabilities	3,881	3,070	6,951
NET ASSETS	$959,275	$1,073,138	$2,032,413

Net Asset Value (unlimited shares authorized):
Net Assets	$959,275	$1,073,138	$2,032,413
Shares Outstanding^	50,000	50,000	100,000
Net Asset Value, Offering and Redemption Price per Share	$19.19	$21.46

* Investments in securities, at cost	303,154	559,661	$862,815

^	No Par Value

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Operations

For the Three-Months Ended March 31, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest income	$2,630	$4,860	$7,490
Total Income	2,630	4,860	7,490

Expenses:
Management fees	1,549	1,483	3,032
Total Expenses	1,549	1,483	3,032
Net Investment Income	1,081	3,377	4,458

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized loss on:
Futures contracts	(262,770)	(192,953)	(455,723)
Net change in unrealized appreciation (depreciation) of:
Futures contracts	(96,377)	(36,473)	(132,850)
Net realized and unrealized loss on investments and futures contracts	(359,147)	(229,426)	(588,573)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(358,066)	$(226,049)	$(584,115)

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Changes in Net Assets

For the Three-Months Ended March 31, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INCREASE IN NET ASSETS:
OPERATIONS
Net investment income	$1,081	$3,377	$4,458
Net realized loss on investments and futures contracts	(262,770)	(192,953)	(455,723)
Net change in unrealized appreciation (depreciation) of futures contracts	(96,377)	(36,473)	(132,850)
Net decrease in net assets resulting from operations	(358,066)	(226,049)	(584,115)

CAPITAL SHARE TRANSACTIONS
Shares Issued	367,435	-	367,435
Shares Redeemed	-	-	-
Net increase in net assets from capital share transactions	367,435	-	367,435
Total increase (decrease) in net assets	9,369	(226,049)	(216,680)

NET ASSETS
Beginning of Period	959,275	1,073,138	2,032,413
End of Period	$968,644	$847,089	$1,815,733

SHARE TRANSACTIONS
Beginning of Period	50,000	50,000	100,000
Shares Issued	25,000	-	25,000
Shares Redeemed	-	-	-
End of Period	75,000	50,000	125,000

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Cash Flows

For the Three-Months Ended March 31, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
CASH FLOW FROM OPERATING ACTIVITIES
Net decrease in net assets from operations	$(358,066)	$(226,049)	$(584,115)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities
Purchase of investments	(371,468)	(7,490)	(378,958)
Proceeds from sales or maturities of investments held	312,461	147,470	459,931
Decrease (Increase) in interest receivable	1,329	2,572	3,901
Increase (Decrease) in net variation margin payable	11,692	6,460	18,152
Increase (Decrease) in management fees payable	(762)	(687)	(1,449)
Net cash provided by (used in) operating activities	(404,814)	(77,724)	(482,538)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold	367,435	-	367,435
Net cash provided by (used in) financing activities	367,435		367,435
NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,379)	(77,724)	(115,103)
Cash, cash equivalents and restricted cash beginning of period*	657,628	512,384	1,170,012
Cash, cash equivalents and restricted cash, end of period*	$620,249	$434,660	$1,054,909

*	Agrees to the total of “Deposit at Broker for Futures contracts’ balances on the Statements of Assets and Liabilities.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Daily 1.5x SPIKES Futures ETF

Schedule of Investments

March 31, 2023 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENT – 37.39%
Money Market Fund – 37.39%
First American Government Obligations Fund, Class X, 4.65% (a)	362,161	$362,161
Total Short-Term Investment (Cost $362,161)		$362,161
Total Investments (Cost $362,161) – 37.39%		$362,161
Other Assets and Liabilities, net – 62.61%		606,483
Total Net Assets - 100.00%		$968,644

(a)	The rate quoted is the seven-day yield as of March 31, 2023.

Schedule of Open Futures Contacts

March 31, 2023 (Unaudited)

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Description	Purchased	Value	Depreciation
4/19/2023	SPIKES Volatility Index	39	$811,200	$(118,802)
5/17/2023	SPIKES Volatility Index	29	642,640	(31,639)
			$1,453,840	$(150,441)

The accompanying notes are an integral part of these financial statements.

ConvexityShares 1x SPIKES Futures ETF

Schedule of Investments

March 31, 2023 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENT – 49.54%
Money Market Fund - 49.54%
First American Government Obligations Fund, Class X, 4.65% (a)	419,681	$419,681
Total Short-Term Investment (Cost $419,681)		419,681
Total Investments (Cost $419,681) - 49.54%		$419,681
Other Assets and Liabilities, net – 50.46%		427,408
Net Assets - 100.00%		$847,089

(a)	The rate quoted is the seven-day yield as of March 31, 2023.

Schedule of Open Futures Contacts

March 31, 2023 (Unaudited)

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Issue	Purchased	Value	Depreciation
4/19/2023	SPIKES Volatility Index	23	$478,400	$(56,776)
5/17/2023	SPIKES Volatility Index	17	376,720	(17,217)
			$855,120	$(73,993)

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Combined Schedule of Investments

March 31, 2023 (Unaudited)

	Shares	Value
SHORT-TERM INVESTMENTS -43.06%
Money Market Funds - 43.06%
First American Government Obligations Fund, Class X, 4.65% (a)	781,842	$781,842
Total Short-Term Investments (Cost $781,842)		781,842
Total Investments (Cost $781,842) – 43.06%		$781,842
Other Assets and Liabilities, net – 56.94%		1,033,891
Net Assets - 100.00%		$1,815,733

(a)	The rate quoted is the seven-day yield as of March 31, 2023.

Combined Schedule of Open Futures Contracts

March 31, 2023 (Unaudited)

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Issue	Purchased	Value	Depreciation
4/19/2023	SPIKES Volatility Index	62	$1,289,600	$(175,578)
5/17/2023	SPIKES Volatility Index	46	1,019,360	(48,856)
			$2,308,960	$(224,434)

The accompanying notes are an integral part of these financial statements.

ConvexityShares Daily 1.5x SPIKES Futures ETF

Schedule of Investments

December 31, 2022 (Audited)

	Shares	Value
SHORT-TERM INVESTMENT - 31.60%
Money Market Fund - 31.60%
First American Government Obligations Fund, Class X, 4.10% (a)	303,154	$303,154
Total Short-Term Investment (Cost $303,154)		303,154
Total Investments (Cost $303,154) - 31.60%		$303,154
Other Assets and Liabilities, net - 68.40%		656,121
Total Net Assets - 100.00%		$959,275

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Schedule of Open Futures Contacts

December 31, 2022 (Audited)

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Description	Purchased	Value	Depreciation
1/18/2023	SPIKES Volatility Index	36	$833,760	$(46,955)
2/15/2023	SPIKES Volatility Index	25	616,250	(7,109)
			$1,450,010	$(54,064)

ConvexityShares 1x SPIKES Futures ETF

Schedule of Investments

December 31, 2022 (Audited)

	Shares	Value
SHORT-TERM INVESTMENT - 52.15%
Money Market Fund - 52.15%
First American Government Obligations Fund, Class X, 4.10% (a)	559,661	$559,661
Total Short-Term Investment (Cost $559,661)		559,661
Total Investments (Cost $559,661) - 52.15%		$559,661
Other Assets and Liabilities, net - 47.85%		513,477
Net Assets - 100.00%		$1,073,138

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Schedule of Open Futures Contacts

December 31, 2022 (Audited)

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Issue	Purchased	Value	Depreciation
1/18/2023	SPIKES Volatility Index	27	$625,320	$(32,339)
2/15/2023	SPIKES Volatility Index	18	443,700	(5,180)
			$1,069,020	$(37,519)

ConvexityShares Trust

Combined Schedule of Investments

December 31, 2022 (Audited)

	Shares	Value
SHORT-TERM INVESTMENTS -42.45%
Money Market Funds - 42.45%
First American Government Obligations Fund, Class X, 4.10% (a)	862,815	$862,815
Total Short-Term Investments (Cost $862,815)		862,815
Total Investments (Cost $862,815) - 42.45%		$862,815
Other Assets and Liabilities, net - 57.55%		1,169,598
Net Assets - 100.00%		$2,032,413

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Combined Schedule of Open Futures Contacts

December 31, 2022 (Audited)

Expiration		Number of Long Contracts	Notional	Unrealized
Date	Description	Purchased	Value	Depreciation
1/18/2023	SPIKES Volatility Index	63	$1,459,080	$(79,294)
2/15/2023	SPIKES Volatility Index	43	1,059,950	(12,289)
			$2,519,030	$(91,583)

1.	Organization

The Funds are a series of ConvexityShares Trust (the “Trust”), a Delaware statutory trust formed on April 12, 2021. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently organized into two series, of which ConvexityShares 1x SPIKES Futures ETF (the “Matching Fund”) and ConvexityShares Daily 1.5x SPIKES Futures ETF (the “Leveraged Fund”) (each, a “Fund” and collectively, the “Funds”) are currently the only series. The investment objective of the Matching Fund seeks investment results, before fees and expenses, that match (1x) the performance of the T3 SPIKE Front 2 Futures Index (the “Index”). The investment objective of the Leveraged Fund seeks investment results, before fees and expenses, that correspond to 150% (1.5x) of the performance of the Index for a single day, not for any other period. A “single day” is measured from the time a Fund calculates its net asset value (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for the Funds typically is 4:00 p.m. (Eastern Time). The Funds seek to achieve their respective investment objectives through the appropriate amount of exposure to the SPIKES futures contracts included in the Index. Under certain circumstances, the Fund may also invest in futures contracts and swap contracts (“VIX Related Positions”) on the Cboe Volatility Index (“VIX”), an index that tracks volatility and would be expected to perform in a substantially similar manner as the SPIKES Index. The Funds are managed and controlled by their sponsor and investment manager, ConvexityShares, LLC (the “Sponsor”). The Sponsor is registered with the Commodity Futures Trading Commission as a commodity pool operator and the Commodity Trading Advisor and is a member of the National Futures Association. The Funds qualify as an emerging growth company as defined under the JOBS act. Each of the Funds commenced operations on May 13, 2022, and commenced investment operations on August 16, 2022.

The Trust has had no investment operations prior to August 16, 2022, other than the matters related to its organization and registration of each Fund under the Securities Act of 1933. The Sponsor of the Funds contributed $1,000 to each Fund on February 14, 2022, in exchange for 40 shares of the respective Funds, representing an initial contribution of capital to the Funds. On March 23, 2022, the Sponsor redeemed their units of each Fund. The offering of each Funds’ shares is registered with the U.S. Securities and Exchange Commission (“SEC”) in accordance with the Securities Act of 1933. The Funds currently offer one class of shares.

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

The following table summarizes the valuation of investments at March 31, 2023 and December 31, 2022 using the fair value hierarchy:

March 31, 2023

ConvexityShares Daily 1.5x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$362,161	$-	$-	$362,161
Other Instruments
Futures Contracts(1)	(150,441)	-	-	(150,441)
	$211,720	$-	$-	$211,720

ConvexityShares 1x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$419,681	$-	$-	$419,681
Other Instruments
Futures Contracts(1)	(73,993)	-	-	(73,993)
	$345,688	$-	$-	$345,688

ConvexityShares Trust Combined	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$781,842	$-	$-	$781,842
Other Instruments
Futures Contracts(1)	(224,434)	-	-	(224,434)
	$557,408	$-	$-	$557,408

(1)	Futures contracts are valued at the net unrealized appreciation (depreciation) on the instrument as presented on the Schedules of Open Futures contracts

For the period ended March 31, 2023, there were no transfers into or out of Level 3 securities and no Level 3 securities held.

December 31, 2022

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

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash and/or securities balances on deposit at broker for futures contracts, as disclosed in the Statements of Assets and Liabilities, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of cash and/or securities. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash collateral equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

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

For the period ended March 31, 2023, the average derivative volume is described below:

Futures Contracts

	Monthly Average	Monthly Average Notional
Fund	Quantity	Value

ConvexityShares Daily 1.5x SPIKES Futures ETF	56	$1,179,267
ConvexityShares 1x SPIKES Futures ETF	41	856,160
ConvexityShares Trust (combined)	97	$2,035,427

For the period ended December 31, 2022, the average derivative volume is described below:

Futures Contracts

	Monthly Average	Monthly Average Notional
Fund	Quantity	Value

ConvexityShares Daily 1.5x SPIKES Futures ETF	137	$3,659,044
ConvexityShares 1x SPIKES Futures ETF	91	2,402,620
ConvexityShares Trust (combined)	228	$6,061,664

Statements of Assets and Liabilities

The effect of derivative instruments on the Statements of Assets and Liabilities as of March 31, 2023.

	Fund	Statements of Assets and Liabilities Location	Fair Value
			Assets	Liabilities
Futures Contracts
SPIKES Volatility Index	ConvexityShares Daily 1.5x SPIKES Futures ETF	Net Variation Margin Payable	$-	$14,239
	ConvexityShares 1x SPIKES Futures ETF	Net Variation Margin Payable	-	8,333

Total Futures Contracts			$-	$22,572

Statements of Assets and Liabilities

The effect of derivative instruments on the Statements of Assets and Liabilities as of December 31, 2022.

	Fund	Statements of Assets and Liabilities Location	Fair Value
			Assets	Liabilities
Futures Contracts
SPIKES Volatility Index	ConvexityShares Daily 1.5x SPIKES Futures ETF	Net Variation Margin Payable	$-	$2,547
	ConvexityShares 1x SPIKES Futures ETF	Net Variation Margin Payable	-	1,873

Total Futures Contracts			$-	$4,420

Statements of Operations

The effect of derivative instruments on the Statements of Operations for the period ended March 31, 2023:

Net Realized Gain (Loss) on Futures Contracts

		Futures
Derivatives	Fund	Contracts	Total
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$(262,770)	$(262,770)
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	(192,953)	(192,953)

Total		$(455,723)	$(455,723)

Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts

		Futures
Derivatives	Fund	Contracts	Total
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$(96,377)	$(96,377)
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	(36,473)	(36,473)

Total		$(132,850)	$(132,850)

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

4. Risks

(a) Correlation and Performance Risks

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect the Funds’ ability to meet their investment objectives include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to the Funds’ objectives, including the Sponsor’s ability to enter into new futures positions and swap contracts to replace exposure that has been reduced or terminated by a future commission merchant or counterparty to the Funds; (2) an imperfect correlation between the performance of the Financial Instruments held by the Funds and the performance of the Index; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs and margin requirements associated with the use of Financial Instruments and commission costs; (5) holding or trading Financial Instruments in a market that has become illiquid or disrupted; (6) the Funds’ Share prices being rounded to the nearest cent and/or valuation methodologies; (7) changes to the Index that are not disseminated in advance; (8) the need to conform the Funds’ portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of the Funds trade, resulting in the inability of the Funds to execute intended portfolio transactions; (10) accounting standards; (11) differences caused by the Funds obtaining exposure to only a representative sample of the components of the Index, overweighting or underweighting certain components of the Index or obtaining exposure to assets that are not included in the Index; (12) large movements of assets into and/or out of the Funds; and (13) events such as natural disasters or epidemics that can be highly disruptive to economies, markets, and companies including, but not limited to, the Sponsor and third party service providers. Being materially under- or over-exposed to the Index may prevent the Funds from achieving a high degree of correlation with the Index. Market disruptions or closures, large movements of assets into or out of the Funds, regulatory restrictions, or market volatility and other factors will adversely affect such Funds’ ability to maintain a high degree of correlation.

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

Offsetting of Financial Assets and Derivative Assets as of March 31, 2023:

			Gross	Net
			Amounts	Amounts
			Offset	Presented	Gross Amounts not
		Gross	in the	in the	offset in the Statements
		Amounts of	Statements	Statements	of Assets and Liabilities
		Recognized	of Assets	of Assets		Collateral
		Assets/	and	and	Financial	Received/	Net
		Liabilities	Liabilities	Liabilities	Instruments	Pledged*	Amount
Assets:
Description	Fund
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$-	$-	$-	$-	$-	$-
	ConvexityShares 1x SPIKES Futures ETF	-	-	-	-	-	-
	ConvexityShares Trust (combined)	$-	$-	$-	$-	$-	$-

Liabilities:
Description
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$14,239	$-	$14,239	$-	$14,239	$-
	ConvexityShares 1x SPIKES Futures ETF	8,333	-	8,333	-	8,333	-
	ConvexityShares Trust (combined)	$22,572	$	$22,572	$	$22,572	$

*	In some instances, the actual collateral pledged/received may be more than amount shown.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022:

			Gross	Net
			Amounts	Amounts
			Offset	Presented	Gross Amounts not
		Gross	in the	in the	offset in the Statements
		Amounts of	Statements	Statements	of Assets and Liabilities
		Recognized	of Assets	of Assets			Collateral
		Assets/	and	and	Financial		Received/	Net
		Liabilities	Liabilities	Liabilities	Instruments		Pledged*	Amount
Assets:
Description	Fund
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$580	$580	$-		$-	$-		$-
	ConvexityShares 1x SPIKES Futures ETF	453	453	-		-	-		-
	ConvexityShares Trust (combined)	$1,033	$1,033	$	$		$	$

Liabilities:
Description
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$3,127	$580	$2,547		$-	$2,547		$-
	ConvexityShares 1x SPIKES Futures ETF	2,326	453	1,873		-	1,873		-
	ConvexityShares Trust (combined)	$5,453	$1,033	$4,420	$		$4,420	$

*	In some instances, the actual collateral pledged/received may be more than amount shown.

6. Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three-month period ended March 31, 2023.

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF
	Three-Months Ended March 31, 2023	Three-Months Ended March 31, 2023

Net Asset Value, Beginning of Period	$19.19	$21.46
Net investment income(1)	0.02	0.07
Net Realized and Unrealized Gain on Investments and Futures Contracts	(6.29)	(4.59)
Net Increase in Net Asset Value Resulting from Operations	(6.27)	(4.52)
Net Asset Value, End of Period	$12.92	$16.94
Total Return at Net Asset Value(2)	-32.68%	-21.06%
Total Return at Market Value(2)	-32.52%	-20.68%

Ratios to Average Net Assets:(3)
Expense ratio	0.79%	0.65%
Net Investment Income	0.55%	1.48%
Portfolio Turnover(2)	0%	0%

(1)	Calculated based on average shares outstanding during the period.

(2)	Percentages are not annualized for the period ended March 31, 2023.

(3)	Percentages are annualized.

7. Subsequent Events

In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.

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

The SPIKES futures contracts constituting the Index as of March 31, 2023 include:

Contract Name	Ticker	Valuation Price (One Contract)	Contract Multiplier
SPIKES Futures Apr ’23	SPKJ3	$20.80	1,000
SPIKES Futures May ’23	SPKK3	$22.16	1,000

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

Results of Operations

Each Fund commenced investment operations on August 16, 2022. The Funds seek to offer exposure to forward equity market volatility, as measured by the Index. During the three months ended March 31, 2023, stock market volatility was driven lower by a general “risk on” environment and overall stabilization in asset prices. With the Nasdaq 100 moving higher by approximately 20% and S&P® 500 by 7.03%, market volatility on an annualized scale fell from the high 20s to the high teens with S&P 30-day realized volatility ending the quarter at 17.91.  In dollar terms, the S&P® 500 moved higher by 269.81 points, from 3839.50 to a quarter-end level of 4109.31.

This equity market rally was reflected in the price of SPY during the quarter. The market volatility was driven lower by a general “risk on” environment and overall stabilization in many asset prices while equities as measured by SPY increased approximately 7.03%. SPIKES futures contract prices moved lower throughout the quarter. This in turn caused the value of the Funds to trend lower during the reporting period as they hold long positions in SPIKES Futures contracts.

Shares of ConvexityShares 1x SPIKES Futures ETF

COMPARISON OF PER SHARE SPKX NAV TO SPKX MARKET VALUE

FOR THE THREE MONTHS ENDED MARCH 31, 2023

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of SPKX and its NAV tracked closely for the three months ended March 31, 2023.

COMPARISON OF PER SHARE SPKX NAV TO INDEX

FOR THE THREE MONTHS ENDED MARCH 31, 2023

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of SPKX with the Index returns for the three months ended March 31, 2023. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKX net asset value per share are due to such factors as the following, among others:

●	Index assumes no management fees, while the Fund pays 0.65% of average net assets on an annualized basis to the Sponsor as a management fee; and

●	Index assumes rolls are happening at the settlement price of the day, while Fund buys at a transaction price that might or might not be equal to the settlement price.

FOR THE THREE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

During the three months ended March 31, 2023, the NYSE Arca market value of each Share decreased (-20.68)% from $21.51 per Share, representing the closing price on December 30, 2022, to $17.06 per Share, representing the closing price on March 31, 2023. The Share price high and low for the three months ended March 31, 2023 and related change from the Share price on December 30, 2022 was as follows: Shares traded from a high of $ 21.29 per Share (-1.02%) on March 17, 2023 to a low of $16.25 per Share (-24.45%) on March 6, 2023.

Fund Share Net Asset Performance

During the three months ended March 31, 2023, the net asset value of each Share decreased 21.06% from $21.46 per Share to $16.94 per Share, resulting from losses in the futures contracts.

Net decrease in net assets resulting from operations for the three months ended March 31, 2023, was $(226,050), resulting from net realized losses on futures contracts of $(192,953), net change in unrealized depreciation of futures contracts of $(36,473), and the net investment income of $3,376.

Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF

COMPARISON OF PER SHARE SPKY NAV TO SPKY MARKET VALUE

FOR THE THREE MONTHS ENDED MARCH 31, 2023

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of SPKY and its NAV tracked closely for the three months ended March 31, 2023.

COMPARISON OF PER SHARE SPKY NAV TO 1.5X THE DAILY PERFORMANCE OF THE INDEX

FOR THE THREE MONTHS ENDED MARCH 31, 2023

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of SPKY with the Index returns for the three months ended March 31, 2023. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKY net asset value per share are due to such factors as the following, among others:

●	Index assumes no management fees, while the Fund pays 0.79% of average net assets on an annualized basis to the Sponsor as a management fee; and

●	Index assumes rolls are happening at the settlement price of the day, while Fund buys at a transaction price that might or might not be equal to the settlement price.

FOR THE THREE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

During the three months ended March 31, 2023, the NYSE Arca market value of each Share decreased (-32.52)% from $19.22 per Share, representing the closing price December 30, 2022, to $12.97 per Share, representing the closing price on March 31, 2023. The Share price high and low for the three months ended March 31, 2023 and related change from the Share price on December 30, 2022 was as follows: Shares traded from a high of $18.98 per Share (-1.25%) on January 3, 2023 to a low of $12.42 per Share (-35.38%) on March 6, 2023.

Fund Share Net Asset Performance

For the three months ended March 31, 2023, the net asset value of each Share decreased (32.68)% from $19.19 per Share to $12.92 per Share, resulting from losses in the futures contracts.

Net decrease in net assets resulting from operations for the three months ended March 31, 2023, was $(358,066), resulting from net realized losses on futures contracts of $262,770, net change in unrealized depreciation of futures contracts of $(96,377), and the net investment income of $1,081.

Net increase in net assets resulting from capital share transactions for the three months ended March 31, 2023, was $367,435, resulting from shares issued of $367,435.

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

Critical Accounting Estimates

Preparation of the financial statements and related disclosures in accordance with generally accepted in the United States of America (“GAAP”) accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Funds’ application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Funds hold a significant portion of their assets in futures contracts and money market funds, which are held at fair value.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on a Fund’s financial condition, used in the preparation of these financial statements.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements and/or futures contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying futures contracts and swaps change. During the three months ended March 31, 2023, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2023
Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF	$2,630
Shares of ConvexityShares 1x SPIKES Futures ETF	$4,859

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

Off Balance Sheet Financing

As of March 31, 2023, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Each Fund currently accrues its daily expenses based on accrued expense amounts established and monitored by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Funds which amounted to $1,483 for the Matching Fund and $1,549 for the Leveraged Fund, respectively, during the three months ended March 31, 2023 and the period ended December 31, 2022.

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

Date: May 15, 2023