Form 10-Q
period 2023-06-30
ConvexityShares Trust
filed 2023-08-11
CIK 1817218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2023:

Shares Outstanding: SPKX 100,000

Shares Outstanding: SPKY 100,000

CONVEXITYSHARES TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

ConvexityShares Trust

Statements of Assets and Liabilities

June 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
ASSETS
Investments in securities, at value *	$81,917	$350,143	$432,060
Interest receivable	583	1,777	2,360
Deposit at broker for futures contracts	336,995	386,414	723,409
	419,495	738,334	1,157,829

LIABILITIES
Management fees payable	320	416	736
Net variation margin payable	8,702	10,237	18,939
Total Liabilities	9,022	10,653	19,675
NET ASSETS	$410,473	$727,681	$1,138,154

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	410,473	727,681	1,138,154
Shares Outstanding^	75,000	75,000	150,000
Net Asset Value, Offering and Redemption Price per Share	$5.47	$9.70

*Investments in securities, at cost	$81,917	$350,143	$432,060

^	No Par Value

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Assets and Liabilities

December 31, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
ASSETS
Investments in securities, at value *	$303,154	$559,661	$862,815
Interest receivable	2,374	$4,163	6,537
Deposit at broker for futures contracts	657,628	$512,384	1,170,012
Total Assets	963,156	1,076,208	2,039,364

LIABILITIES
Management fees payable	1,334	1,197	2,531
Net variation margin payable	2,547	1,873	4,420
Total Liabilities	3,881	3,070	6,951
NET ASSETS	$959,275	$1,073,138	$2,032,413

Net Asset Value (unlimited shares authorized):
Net Assets	$959,275	$1,073,138	$2,032,413
Shares Outstanding^	50,000	50,000	100,000
Net Asset Value, Offering and Redemption Price per Share	$19.19	$21.46

* Investments in securities, at cost	$303,154	$559,661	$862,815

^	No Par Value

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Operations

For the Six-Months Ended June 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest Income	$5,008	$9,660	$14,668
Total Income	5,008	9,660	14,668

Expenses:
Management Fees	2,940	2,717	5,657
Total Expenses	2,940	2,717	5,657
Net Investment Income	2,068	6,943	9,011

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized loss on:
Futures contracts	(909,840)	(630,557)	(1,540,397)
Net change in unrealized appreciation (depreciation) of:
Futures contracts	(8,465)	(33,610)	(42,075)
Net realized and unrealized loss on investments and futures contracts	(918,305)	(664,167)	(1,582,472)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(916,237)	$(657,224)	$(1,573,461)

ConvexityShares Trust

Statements of Operations

For the Three-Months Ended June 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest Income	$2,378	$4,800	$7,178
Total Income	2,378	4,800	7,178

Expenses:
Management Fees	1,391	1,234	2,625
Total Expenses	1,391	1,234	2,625
Net Investment Income	987	3,566	4,553

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized loss on:
Futures contracts	(647,070)	(437,604)	(1,084,674)
Net change in unrealized appreciation (depreciation) of:
Futures contracts	87,912	2,863	90,775
Net realized and unrealized loss on investments and futures contracts	(559,158)	(434,741)	(993,899)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(558,171)	$(431,175)	$(989,346)

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Operations

For the Period May 13, 2022(a) to June 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest Income	$-	$-	$-
Total Income	-	-	-

Expenses:
Management Fees
Total Expenses	-	-	-
Net Investment Income	-	-	-

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized loss on:
Futures contracts	-	-	-
Net change in unrealized appreciation (depreciation) of:
Futures contracts	-	-	-
Net realized and unrealized loss on investments and futures contracts	-	-	-
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$-	$-	$-

(a)	Effective date of registration statement.
(b)	The Fund had not commenced operations as of June 30, 2022.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Changes in Net Assets

For the Six-Months Ended June 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
DECREASE IN NET ASSETS:
OPERATIONS
Net investment income	$2,068	$6,943	$9,011
Net realized loss on investments and futures contracts	(909,840)	(630,557)	(1,540,397)
Net change in unrealized appreciation (depreciation) of futures contracts	(8,465)	(33,610)	(42,075)
Net decrease in net assets resulting from operations	(916,237)	(657,224)	(1,573,461)

CAPITAL SHARE TRANSACTIONS
Shares Issued	367,435	311,767	679,202
Shares redeemed	-	-	-
Net increase in net assets from capital share transactions	367,435	311,767	679,202
Total decrease in net assets	$(548,802)	$(345,457)	$(894,259)

NET ASSETS
Beginning of Period	$959,275	$1,073,138	$2,032,413
End of Period	$410,473	$727,681	$1,138,154

SHARE TRANSACTIONS
Beginning of Period	50,000	50,000	100,000
Shares Issued	25,000	25,000	50,000
End of Period	75,000	75,000	150,000

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Changes in Net Assets

For the Period May 13, 2022(a) to June 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INCREASE IN NET ASSETS:
OPERATIONS
Net investment income	$-	$-	$-
Net realized loss on investments and futures contracts	-	-	-
Net change in unrealized appreciation (depreciation) of futures contracts	-	-	-
Net decrease in net assets resulting from operations	-	-	-

CAPITAL SHARE TRANSACTIONS
Shares Issued	-	-	-
Shares redeemed	-	-	-
Net increase in net assets from capital share transactions	-	-	-
Total increase in net assets	$-	$-	$-

NET ASSETS
Beginning of Period	$-	$-	$-
End of Period	$-	$-	$-

SHARE TRANSACTIONS
Beginning of Period	-	-	-
Shares Issued	-	-	-
Shares Redeemed	-	-	-
End of Period	-	-	-

(a)	Effective date of registration statement.
(b)	The Fund had not commenced operations as of June 30, 2022.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Cash Flows

For the Six-Months Ended June 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
CASH FLOW FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(916,237)	$(657,224)	$(1,573,461)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(374,367)	(186,106)	(560,473)
Proceeds from sales or maturities of investments held	595,604	395,624	991,228
Decrease (Increase) in variation margin for futures contracts	6,155	8,364	14,519
Decrease (Increase) in interest receivable	1,791	2,386	4,177
Increase (Decrease) in management fees payable	(1,014)	(781)	(1,795)
Net cash provided by (used in) operating activities	(688,068)	(437,737)	(1,125,805)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold	367,435	311,767	679,202
Cost of shares redeemed	-	-	-
Net cash provided by (used in) financing activities	367,435	311,767	679,202
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(320,633)	$(125,970)	$(446,603)
Cash, cash equivalents and restricted cash beginning of period*	$657,628	$512,384	$1,170,012
Cash, cash equivalents and restricted cash end of period*	$336,995	$386,414	$723,409

*	Agrees to the total of “Deposit at Broker for Futures contracts’ balances on the Statements of Assets and Liabilities.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Cash Flows

For the Period May 13, 2022(a) to June 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF (b)	ConvexityShares 1x SPIKES Futures ETF (b)	ConvexityShares Trust (combined)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$-	$-	$-
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities
Net change in unrealized appreciation (depreciation) on futures contacts	-	-	-
Net cash provided by (used in) operating activities	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	-	-	-
NET CHANGE IN CASH AND CASH EQUIVALENTS	$-	$-	$-
Cash, cash equivalents and restricted cash beginning of period	$-	$-	$-
Cash, cash equivalents and restricted cash end of period	$-	$-	$-

(a)	Effective date of registration statement.
(b)	The Fund had not commenced operations as of June 30, 2022.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Daily 1.5x SPIKES Futures ETF

Schedule of Investments

June 30, 2023 (Unaudited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	19.96%	$81,917	5.01%	81,917	$81,917
Total Short-Term Investment		$81,917			$81,917

Total Investments	19.96%				$81,917
Other Assets and Liabilities, net	80.04%				328,556
Total Net Assets	100.00%				$410,473

(a)	The rate quoted is the seven-day yield as of June 30, 2023.

Schedule of Open Futures Contacts

June 30, 2023 (Unaudited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Depreciation
July 19, 2023	Spikes Volatility Index	22	$338,800	$(53,892)
August 16, 2023	Spikes Volatility Index	16	267,840	(8,638)
			$606,640	$(62,530)

The accompanying notes are an integral part of these financial statements.

ConvexityShares 1x SPIKES Futures ETF

Schedule of Investments

June 30, 2023 (Unaudited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	48.12%	$350,143	5.01%	350,143	$350,143
Total Short-Term Investment	48.12%	$350,143		350,143	$350,143

Total Investments	48.12%				$350,143
Other Assets and Liabilities, net	51.88%				377,538
Total Net Assets	100.00%				$727,681

(a)	The rate quoted is the seven-day yield as of June 30, 2023.

Schedule of Open Futures Contacts

June 30, 2023 (Unaudited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Depreciation
July 19, 2023	Spikes Volatility Index	26	$400,400	$(60,876)
August 16, 2023	Spikes Volatility Index	19	318,060	(10,253)
			$718,460	$(71,129)

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Combined Schedule of Investments

June 30, 2023 (Unaudited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	37.96%	$432,060	5.01%	432,060	$432,060
Total Short-Term Investment	37.96%	$432,060		432,060	$432,060

Total Investments	37.96%				$432,060
Other Assets and Liabilities, net	62.04%				706,094
Total Net Assets	100.00%				$1,138,154

(a)	The rate quoted is the seven-day yield as of June 30, 2023.

Combined Schedule of Open Futures Contracts

June 30, 2023 (Unaudited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Depreciation
July 19, 2023	Spikes Volatility Index	48	$739,200	$(114,768)
August 16, 2023	Spikes Volatility Index	35	585,900	(18,891)
			$1,325,100	$(133,659)

The accompanying notes are an integral part of these financial statements.

ConvexityShares Daily 1.5x SPIKES Futures ETF

Schedule of Investments

December 31, 2022 (Audited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	31.60%	$303,154	4.10%	303,154	$303,154
Total Short-Term Investment	31.60%	$303,154			$303,154

Total Investments	31.60%				$303,154
Other Assets and Liabilities, net	68.40%				656,121
Total Net Assets	100.00%				$959,275

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Schedule of Open Futures Contacts

December 31, 2022 (Audited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Depreciation
January 18, 2023	SPIKES Volatility Index	36	$833,760	$(46,955)
February 15, 2023	SPIKES Volatility Index	25	616,250	(7,109)
			$1,450,010	$(54,064)

ConvexityShares 1x SPIKES Futures ETF

Schedule of Investments

December 31, 2022 (Audited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	52.15%	$559,661	4.10%	559,661	$559,661
Total Short-Term Investment	52.15%				$559,661

Total Investments	52.15%				$559,661
Other Assets and Liabilities, net	47.85%				513,477
Total Net Assets	100.00%				$1,073,138

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Schedule of Open Futures Contacts

December 31, 2022 (Audited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Depreciation
January 18, 2023	SPIKES Volatility Index	27	$625,320	$(32,339)
February 15, 2023	SPIKES Volatility Index	18	443,700	(5,180)
			$1,069,020	$(37,519)

ConvexityShares Trust

Combined Schedule of Investments

December 31, 2022 (Audited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	42.45%	$862,815	4.10%	862,815	$862,815
Total Short-Term Investment	42.45%				$862,815

Total Investments	42.45%				$862,815
Other Assets and Liabilities, net	57.55%				1,169,598
Total Net Assets	100.00%				$2,032,413

(a)	The rate quoted is the seven-day yield as of December 31, 2022.

Combined Schedule of Open Futures Contacts

December 31, 2022 (Audited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Depreciation
January 18, 2023	SPIKES Volatility Index	63	$1,459,080	$(79,294)
February 15, 2023	SPIKES Volatility Index	43	1,059,950	(12,289)
			$2,519,030	$(91,583)

CONVEXITYSHARES TRUST

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023 (Unaudited)

1.	Organization

The Funds are a series of ConvexityShares Trust (the “Trust”), a Delaware statutory trust formed on April 12, 2021. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently organized into two series, of which ConvexityShares 1x SPIKES Futures ETF (the “Matching Fund”) and ConvexityShares Daily 1.5x SPIKES Futures ETF (the “Leveraged Fund”) (each, a “Fund” and collectively, the “Funds”) are currently the only series. The investment objective of the Matching Fund seeks investment results, before fees and expenses, that match (1x) the performance of the T3 SPIKE Front 2 Futures Index (the “Index”). The investment objective of the Leveraged Fund seeks investment results, before fees and expenses, that correspond to 150% (1.5x) of the performance of the Index for a single day, not for any other period. A “single day” is measured from the time a Fund calculates its net asset value (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for the Funds typically is 4:00 p.m. (Eastern Time). The Funds seek to achieve their respective investment objectives through the appropriate amount of exposure to the SPIKES futures contracts included in the Index. Under certain circumstances, the Fund may also invest in futures contracts and swap contracts (“VIX Related Positions”) on the Cboe Volatility Index (“VIX”), an index that tracks volatility and would be expected to perform in a substantially similar manner as the SPIKES Index. The Funds are managed and controlled by their sponsor and investment manager, ConvexityShares, LLC (the “Sponsor”). The Sponsor is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and the Commodity Trading Advisor and is a member of the National Futures Association (“NFA”). The Trust qualifies as an emerging growth company as defined under the Jumpstart Our Business Startups Act. Each of the Funds commenced operations on May 13, 2022, and commenced investment operations on August 16, 2022.

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

Shares of the Funds are listed and traded on the NYSE Arca, Inc. (“NYSE Arca” or the Exchange”) after purchase by “Authorized Participants” (as defined below), institutional firms that purchase shares in blocks of 25,000 shares called “Units” (referred to as a “Creation Unit” or “Redemption Unit”). Shares of a Fund are offered to Authorized Participants in Creation Units at the Funds’ NAV. Market prices for the shares may be different from their NAV. Creation Units are issued and redeemed principally in-kind for securities included in a specified universe. Shares generally trade in the secondary market at market prices that change throughout the day in amounts less than a Creation Unit. Except when aggregated in Creation Units, shares are not redeemable securities of the Funds. Shares of the Funds may only be purchased or redeemed by certain financial institutions (“Authorized Participants”). An Authorized Participant is either (i) a broker-dealer or other participant in the clearing process through the Continuous Net Settlement System of the National Securities Clearing Corporations or (ii) a DTC participant and, in each case must have executed a Participant Agreement with the Funds’ distributor. Most retail investors do not qualify as Authorized Participants or have the resources to buy and sell whole Creation Units. Therefore, they are unable to purchase or redeem the Shares directly from the Funds. Rather, most retail investors purchase shares in the secondary market with the assistance of a broker and are subject to customary brokerage commissions or fees.

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

The Funds are investment companies and accordingly follow the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 “Financial Services – Investment Companies”.

The following is a summary of significant accounting policies consistently followed by the Funds in the preparation of its financial statement. The financial statement has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

The following table summarizes the valuation of investments at June 30, 2023 and December 31, 2022 using the fair value hierarchy:

June 30, 2023

ConvexityShares Daily 1.5x SPIKES Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$81,917	$-	$-	$81,917
Liabilities
Other Instruments
Futures Contracts(1)	(62,530)	-	-	(62,530)
Total	$19,387	$-	$-	$19,387

ConvexityShares 1x SPIKES Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$350,143	$-	$-	$350,143
Liabilities
Other Instruments
Futures Contracts(1)	(71,129)	-	-	(71,129)
Total	$279,014	$-	$-	$279,014

ConvexityShares Trust Combined	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$432,060	$-	$-	$432,060
Liabilities
Other Instruments
Futures Contracts(1)	(133,659)	-	-	(133,659)
Total	$298,401	$-	$-	$298,401

(1)	Futures contracts are valued at the net unrealized appreciation (depreciation) on the instrument as presented on the Schedules of Open Futures contracts.

For the period ended June 30, 2023, there were no transfers into or out of Level 3 securities and no Level 3 securities held.

December 31, 2022

ConvexityShares Daily 1.5x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$303,154	$-	$-	$303,154
Liabilities
Other Instruments
Futures Contracts(1)	(54,064)	-	-	(54,064)
	$249,090	$-	$-	$249,090

ConvexityShares 1x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$559,661	$-	$-	$559,661
Liabilities
Other Instruments
Futures Contracts(1)	(37,519)	-	-	(37,519)
	$522,142	$-	$-	$522,142

ConvexityShares Trust Combined	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$862,815	$-	$-	$862,815
Liabilities
Other Instruments
Futures Contracts(1)	(91,583)	-	-	(91,583)
	$771,232	$-	$-	$771,232

(1)	Futures contracts are valued at the net unrealized appreciation (depreciation) on the instrument as presented on the Schedules of Open Futures contracts.

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

For the period ended June 30, 2023, the average derivative volume is described below:

Futures Contracts
	Monthly	Monthly Average
Fund	Average Quantity	Notional Value

ConvexityShares Daily 1.5x SPIKES Futures ETF	53	$1,046,172
ConvexityShares 1x SPIKES Futures ETF	40	778,212
ConvexityShares Trust (combined)	93	$1,824,384

For the period ended June 30, 2022, the average derivative volume is described below:

Futures Contracts

	Monthly Average	Monthly Average Notional
Fund	Quantity	Value

ConvexityShares Daily 1.5x SPIKES Futures ETF	-	$-
ConvexityShares 1x SPIKES Futures ETF	-	-
ConvexityShares Trust (combined)	-	$-

Statements of Assets and Liabilities

The effect of derivative instruments on the Statements of Assets and Liabilities as of June 30, 2023.

	Fund	Statement of Assets and Liabilities Location	Fair Value
			Assets	Liabilities
Futures Contracts
SPIKES Volatility Index	ConvexityShares Daily 1.5x SPIKES Futures ETF	Net Variation Margin Payable	$-	$8,702
	ConvexityShares 1x SPIKES Futures ETF	Net Variation Margin Payable	-	10,237
Total Futures Contracts			$-	$18,939

Statements of Assets and Liabilities

The effect of derivative instruments on the Statements of Assets and Liabilities as of December 31, 2022.

	Fund	Statements of Assets and Liabilities Location	Fair Value
			Assets	Liabilities
Futures Contracts
SPIKES Volatility Index	ConvexityShares Daily 1.5x SPIKES Futures ETF	Net Variation Margin Payable	$-	$2,547
	ConvexityShares 1x SPIKES Futures ETF	Net Variation Margin Payable	-	1,873

Total Futures Contracts			$-	$4,420

Statements of Operations

The effect of derivative instruments on the Statements of Operations for the six months ended June 30, 2023:

Derivatives	Fund	Net Realized Gain (Loss) on Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$(909,840)	$(8,465)
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	(630,557)	(33,610)
Total		$(1,540,397)	$(42,075)

The effect of derivative instruments on the Statements of Operations for the three months ended June 30, 2023:

Derivatives	Fund	Net Realized Gain (Loss) on Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$(647,070)	$87,912
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	(437,604)	2,863
Total		$(1,084,674)	$90,775

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

Offsetting of Financial Assets and Derivative Assets as of June 30, 2023:

		Gross Amounts Presented in the	Gross Amounts Offset in the Statements	Net Amounts Presented in the Statements	Gross Amounts not offset in the Statements of Assets and Liabilities
		Statements of Assets/ Liabilities	of Assets and Liabilities	of Assets and Liabilities	Financial Instruments	Collateral Received/ Pledged*	Net Amount
Assets:
Description	Fund
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$-	$-	$-	$-	$-	$-
	ConvexityShares 1x SPIKES Futures ETF	-	-	-	-	-	-
	ConvexityShares Trust (combined)	$-	$-	$-	$-	$-	$-

Liabilities:
Description
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$8,702	$-	$8,702	$-	$8,702	$-
	ConvexityShares 1x SPIKES Futures ETF	10,237	-	10,237	-	10,237	-
	ConvexityShares Trust (combined)	$18,939	$-	$18,939	$-	$18,939	$-

*	In some instances, the actual collateral pledged/received may be more than amount shown.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022:

			Gross	Net
			Amounts	Amounts
			Offset	Presented	Gross Amounts not
		Gross	in the	in the	offset in the Statements
		Amounts of	Statements	Statements	of Assets and Liabilities
		Recognized	of Assets	of Assets			Collateral
		Assets/	and	and	Financial		Received/	Net
		Liabilities	Liabilities	Liabilities	Instruments		Pledged*	Amount
Assets:
Description	Fund
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$580	$580	$-		$-	$-		$-
	ConvexityShares 1x SPIKES Futures ETF	453	453	-		-	-		-
	ConvexityShares Trust (combined)	$1,033	$1,033	$	$		$	$

Liabilities:
Description
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$3,127	$580	$2,547		$-	$2,547		$-
	ConvexityShares 1x SPIKES Futures ETF	2,326	453	1,873		-	1,873		-
	ConvexityShares Trust (combined)	$5,453	$1,033	$4,420	$		$4,420	$

*	In some instances, the actual collateral pledged/received may be more than amount shown.

6. Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three and six month periods ended June 30, 2023. For the period May 13, 2022 (the effective date of registration) to June 30, 2022, the Funds had not commenced operations.

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF
	Six Months Ended June 30, 2023 (Unaudited)	Three Months Ended June 30, 2023 (Unaudited)	Six Months Ended June 30, 2023 (Unaudited)	Three Months Ended June 30, 2023 (Unaudited)
Net Asset Value, Beginning of Period	$19.19	$12.92	$21.46	$16.94
Net investment income (1)	$0.03	$0.01	$0.13	$0.06
Net Realized and Unrealized Loss on Investments and Futures Contracts	$(13.75)	$(7.46)	$(11.89)	$(7.30)
Net Decrease in Net Asset Value Resulting from Operations	$(13.72)	$(7.45)	$(11.76)	$(7.24)
Net Asset Value, End of Period	$5.47	$5.47	$9.70	$9.70
Total Return at Net Asset Value (2)	-71.47%	-57.62%	-54.79%	-42.73%
Total Return at Market Value (2)	-71.68%	-58.03%	-55.08%	-43.36%

Ratios to Average Net Assets: (3)
Expense ratio	0.79%	0.79%	0.65%	0.65%
Net Investment Income	0.56%	0.56%	1.66%	1.88%

Portfolio Turnover(2)	0%	0%	0%	0%

(1)	Calculated based on average shares outstanding during the period.

(2)	Percentages are not annualized for the periods ended June 30, 2023.

(3)	Percentages are annualized.

7. Subsequent Events

In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date other than those noted below:

On July 3, 2023, ConvexityShares, LLC resigned from its position as Sponsor of the ConvexityShares Trust. Concurrently, Teucrium Trading LLC was appointed as successor sponsor to the Trust (the “Successor Sponsor”). A copy of the Form 8-K can be found here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1817218/000121390023053886/ea181271-8k_convexity.htm.

The total net assets of SPKY increased by $127,343, or 31%, for the period June 30, 2023 to August 10, 2023. This was driven by a 33% increase in the shares outstanding and partially offset by a 1.7% decrease in the NAV/share.

The total net assets of SPKX increased by $238,429, or 33%, for the period June 30, 2023 to August 10, 2023. This was driven by a 33% increase in the shares outstanding and partially offset by a 0.4% decrease in the NAV/share.

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

The Funds are managed and controlled by Teucrium Trading LLC (“Teucrium” or the “Sponsor”), a limited liability company that was formed in the state of Delaware. The Funds pay the Sponsor a management fee. The Sponsor, the Trust, and the Funds maintain their main business offices at Three Main Street, Suite 215, Burlington, Vermont 05401. The Sponsor’s telephone number is (802) 540-0019.

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

On July 3, 2023, ConvexityShares, LLC (“ConvexityShares”), the prior sponsor of the Trust, resigned from its position as sponsor of the Trust. Concurrently, Teucrium was appointed as successor sponsor to the Trust. Prior to the appointment of Teucrium as sponsor for the Trust, ConvexityShares employed Teucrium to manage each Fund’s commodity futures investment strategy, with responsibility for reallocating assets within the portfolios with a view to achieving each Fund’s investment objective. Effective July 3, 2023, the Funds are managed and controlled by Teucrium in its capacity as sponsor for the Trust. A copy of the Form 8-K describing the resignation of ConvexityShares and simultaneous appointment of Teucrium can be found here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1817218/000121390023053886/ea181271-8k_convexity.htm.

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

The SPIKES futures contracts constituting the Index as of June 30, 2023 include:

Contract Name	Ticker	Valuation Price (One Contract)	Contract Multiplier
SPIKES Futures July ’23	SQLN3	$15.40	1,000
SPIKES Futures August ’23	SQLQ3	$16.74	1,000

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

Results of Operations

Each Fund commenced investment operations on August 16, 2022. The Funds seek to offer exposure to forward equity market volatility, as measured by the Index. During the three months ended June 30, 2023, stock market volatility was driven lower by a general “risk on” environment. With the Nasdaq 100 moving higher by approximately 15.16% and S&P® 500 by 8.30%, market volatility on an annualized scale fell from the high teens to the low teens with S&P 30-day realized volatility ending the quarter at 11.44.

In dollar terms, the S&P® 500 moved higher by 341.07 points, a 26% increase compared to Q1, from 4109.31 to a quarter-end level of 4450.38. This equity market rally was reflected in the price of SPY during the quarter. The market volatility was driven lower by a general “risk on” environment while equities, as measured by SPY, increased by approximately 8.28%.

SPIKES futures contract prices moved lower throughout the quarter. This, in turn, caused the value of the Funds to trend lower during the reporting period as they hold long positions in SPIKES Futures contracts.

Shares of ConvexityShares 1x SPIKES Futures ETF

COMPARISON OF PER SHARE SPKX NAV TO SPKX MARKET VALUE

FOR THE THREE MONTHS ENDED JUNE 30, 2023

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of SPKX and its NAV tracked closely for the three months ended June 30, 2023.

COMPARISON OF PER SHARE SPKX NAV TO INDEX

FOR THE THREE MONTHS ENDED JUNE 30, 2023

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of SPKX with the Index returns for the three months ended June 30, 2023. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKX net asset value per share are due to such factors as the following, among others:

●	Index assumes no management fees, while the Fund pays 0.65% of average net assets on an annualized basis to the Sponsor as a management fee; and

●	Index assumes rolls are happening at the settlement price of the day, while Fund buys at a transaction price that might or might not be equal to the settlement price.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

During the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased (55.09)% from $21.51 per Share, representing the closing price on December 30, 2022, to $9.66 per Share, representing the closing price on June 30, 2023. During the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased (43.38)% from $17.06 per Share, representing the closing price on March 31, 2023, to $9.66 per Share, representing the closing price on June 30, 2023. The Share price high and low for the six months ended June 30, 2023 and related change from the Share price on December 30, 2022 was as follows: Shares traded from a high of $ 21.29 per Share (1.02)% to a low of $9.66 per Share (55.09)%.

Fund Share Net Asset Performance

During the six months ended June 30, 2023, the net asset value of each Share decreased (54.80)% from $21.46 per Share to $9.70 per Share, resulting from losses in the futures contracts.

During the three months ended June 30, 2023, the net asset value of each Share decreased (42.74)% from $16.94 per Share to $9.70 per Share, resulting from losses in the futures contracts.

Net decrease in net assets for the six months ended June 30, 2023, was $(345,457), resulting from net realized losses on futures contracts of $(630,557), net change in unrealized depreciation of futures contracts of $(33,610), and partially offset by the net investment income of $6,943 and net share transactions of $311,767.

Net decrease in net assets for the three months ended June 30, 2023, was $(119,408), resulting from net realized losses on futures contracts of $(437,604), and partially offset by net change in unrealized appreciation of futures contracts of $2,863, the net investment income of $3,566 and net share transactions of $311,767.

Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF

COMPARISON OF PER SHARE SPKY NAV TO SPKY MARKET VALUE

FOR THE THREE MONTHS ENDED JUNE 30, 2023

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of SPKY and its NAV tracked closely for the three months ended June 30, 2023.

COMPARISON OF PER SHARE SPKY NAV TO 1.5X THE DAILY PERFORMANCE OF THE INDEX

FOR THE THREE MONTHS ENDED JUNE 30, 2023

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the return of SPKY with the Index returns for the three months ended June 30, 2023. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKY net asset value per share are due to such factors as the following, among others:

●	Index assumes no management fees, while the Fund pays 0.79% of average net assets on an annualized basis to the Sponsor as a management fee; and

●	Index assumes rolls are happening at the settlement price of the day, while Fund buys at a transaction price that might or might not be equal to the settlement price.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

During the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased (71.70)% from $19.22 per Share, representing the closing price December 30, 2022, to $5.44 per Share, representing the closing price on June 30, 2023. During the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased (58.06)% from $12.97 per Share, representing the closing price March 31, 2023, to $5.44 per Share, representing the closing price on June 30, 2023. The Share price high and low for the six months ended June 30, 2023 and related change from the Share price on December 30, 2022 was as follows: Shares traded from a high of $18.98 per Share (1.25)% to a low of $5.44 per Share (71.70)%.

Fund Share Net Asset Performance

For the six months ended June 30, 2023, the net asset value of each Share decreased (71.50)% from $19.19 per Share to $5.47 per Share, resulting from losses in the futures contracts.

For the three months ended June 30, 2023, the net asset value of each Share decreased (57.66)% from $12.92 per Share to $5.47 per Share, resulting from losses in the futures contracts.

Net decrease in net assets resulting from operations for the six months ended June 30, 2023, was $(548,802), resulting from net realized losses on futures contracts of $(909,840), net change in unrealized depreciation of futures contracts of $(8,465), and partially offset by the net investment income of $2,068 and net share transactions of $367,435.

Net decrease in net assets resulting from operations for the three months ended June 30, 2023, was $(558,171), resulting from net realized losses on futures contracts of $(647,070) and partially offset by net change in unrealized appreciation of futures contracts of $87,912, and the net investment income of $987.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements and/or futures contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying futures contracts and swaps change. During the three and six months ended June 30, 2023, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2023	Interest Income Six Months Ended June 30, 2023
Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF	$2,378	$5,008
Shares of ConvexityShares 1x SPIKES Futures ETF	$4,800	$9,660

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

Off Balance Sheet Financing

As of June 30, 2023, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Each Fund currently accrues its daily expenses based on accrued expense amounts established and monitored by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Funds which amounted to:

Fund	Management Fee Six Months Ended June 30, 2023	Management Fee Year Ended December 31, 2022
ConvexityShares Daily 1.5x SPIKES Futures ETF	$2,940	$7,983
ConvexityShares 1x SPIKES Futures ETF	$2,717	$6,450

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

SPIKES futures contracts were initially launched for trading by MGEX, via the CME GLOBEX® platform, on November 18, 2019. Trading was subsequently halted on November 29, 2019 while certain regulatory matters were resolved with the SEC. On November 24, 2020, the SEC issued an order (the MGEX Order”) to MGEX providing a conditional exemption for the SPIKES futures contracts from the definition of “security future” in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except with respect to certain enumerated applications of the term. The MGEX Order allows SPIKES futures contracts to trade as a futures contract on MGEX, a designated contract market and derivatives clearing organization that is subject to the jurisdiction of the CFTC, and the SPIKES futures contracts were re-launched on December 14, 2020 for trading by MGEX.

On January 22, 2021, the Cboe Futures Exchange, LLC petitioned the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”) to hold that the MGEX Order was unlawful because it was “arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law.” MGEX has intervened in this case as an interested party.

On July 28, 2023, the D.C. Circuit Court vacated the MGEX Order, effective November 1, 2023, absent a rehearing on the matter, in which case the effective date would be after November 1, 2023. The Sponsor understands that MGEX intends to pursue all options available to it, including seeking a revised exemptive order from the SEC that addresses the court’s concerns regarding the need for additional explanation and detail.

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

Date: August 11, 2023