Form 10-Q
period 2023-09-30
ConvexityShares Trust
filed 2023-11-13
CIK 1817218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2023:

Shares Outstanding: SPKX 75,000

Shares Outstanding: SPKY 125,000

CONVEXITYSHARES TRUST

i

Part I.

INTERIM FINANCIAL INFORMATION

Item 1. Interim Combined Financial Statements.

Index to Interim Financial Statements

Documents	Page
Statements of Assets and Liabilities as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	2

Statements of Operations for the Three and Nine Months ended September 30, 2023 and for the Three Months ended September 30, 2022 and the period May 13, 2022 to September 30, 2022 (Unaudited)	4

Statements of Changes in Net Assets for the Nine Months ended September 30, 2023 and for the Period May 13, 2022 to September 30, 2022 (Unaudited)	7

Statements of Cash Flows for the Nine Months ended September 30, 2023 and for the Period May 13, 2022 to June 30, 2022 (Unaudited)	9

Schedules of Investments as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	11

Notes to Interim Financial Statements	16

ConvexityShares Trust

Statements of Assets and Liabilities

September 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
ASSETS
Investments in securities, at value *	$203,154	$370,857	$574,011
Interest receivable	529	1,843	2,372
Deposit at broker for futures contracts	368,811	504,124	872,935
Net variation margin receivable	13,461	13,760	27,221
Total Assets	585,955	890,584	1,476,539

LIABILITIES
Management fees payable	286	449	735
Total Liabilities	286	449	735
NET ASSETS	$585,669	$890,135	$1,475,804

Net Asset Value (unlimited shares authorized):
Class I (unlimited shares authorized):
Net Assets	$585,669	$890,135	$1,475,804
Shares Outstanding^	125,000	100,000	225,000
Net Asset Value, Offering and Redemption Price per Share	$4.69	$8.90

*Investments in securities, at cost	$203,154	$370,857	$574,011

^	No Par Value

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Assets and Liabilities

December 31, 2022

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
ASSETS
Investments in securities, at value *	$303,154	$559,661	$862,815
Interest receivable	2,374	4,163	6,537
Deposit at broker for futures contracts	657,628	512,384	1,170,012
Total Assets	963,156	1,076,208	2,039,364

LIABILITIES
Management fees payable	1,334	1,197	2,531
Net variation margin payable	2,547	1,873	4,420
Total Liabilities	3,881	3,070	6,951
NET ASSETS	$959,275	$1,073,138	$2,032,413

Net Asset Value (unlimited shares authorized):
Net Assets	$959,275	$1,073,138	$2,032,413
Shares Outstanding^	50,000	50,000	100,000
Net Asset Value, Offering and Redemption Price per Share	$19.19	$21.46

* Investments in securities, at cost	$303,154	$559,661	$862,815

^	No Par Value

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Operations

For the Nine-Months Ended September 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest Income	$6,349	$14,677	$21,026
Total Income	6,349	14,677	21,026

Expenses:
Management Fees	3,824	4,006	7,830
Total Expenses	3,824	4,006	7,830
Net Investment Income	2,525	10,671	13,196

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized loss on:
Futures contracts	(1,070,492)	(837,983)	(1,908,475)
Net change in unrealized appreciation (depreciation) on:
Futures contracts	79,351	81,687	161,038
Net realized and unrealized loss on investments and futures contracts	(991,141)	(756,296)	(1,747,437)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(988,616)	$(745,625)	$(1,734,241)

ConvexityShares Trust

Statements of Operations

For the Three-Months Ended September 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest Income	$1,341	$5,017	$6,358
Total Income	1,341	5,017	6,358

Expenses:
Management Fees	884	1,289	2,173
Total Expenses	884	1,289	2,173
Net Investment Income	457	3,728	4,185

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FUTURES CONTRACTS
Net realized loss on:
Futures contracts	(160,652)	(207,426)	(368,078)
Net change in unrealized appreciation (depreciation) on:
Futures contracts	87,816	115,297	203,113
Net realized and unrealized loss on investments and futures contracts	(72,836)	(92,129)	(164,965)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(72,379)	$(88,401)	$(160,780)

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Operations

For the Period May 13, 2022(a) to September 30, 2022 (Unaudited) and for the Three-Months Ended September 30, 2022 (1) (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INVESTMENT INCOME
Income:
Interest Income	$3,014	$4,372	$7,386
Total Income	3,014	4,372	7,386

Expenses:
Management Fees	2,771	2,194	4,965
Total Expenses	2,771	2,194	4,965
Net Investment Income	243	2,178	2,421

REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND FUTURES CONTRACTS
Net realized gain on:
Futures contracts	526,186	365,490	891,676
Net change in unrealized appreciation of:
Futures contracts	565,697	351,726	917,423
Net realized and unrealized gain on investments and futures contracts	1,091,883	717,216	1,809,099
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,092,126	$719,394	$1,811,520

(a)	Effective date of registration statement.

(1)	The Funds commenced operations on August 15, 2022.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Changes in Net Assets

For the Nine-Months Ended September 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
DECREASE IN NET ASSETS:
OPERATIONS
Net investment income	$2,525	$10,671	$13,196
Net realized loss on investments and futures contracts	(1,070,492)	(837,983)	(1,908,475)
Net change in unrealized appreciation (depreciation) of futures contracts	79,351	81,687	161,038
Net decrease in net assets resulting from operations	(988,616)	(745,625)	(1,734,241)

CAPITAL SHARE TRANSACTIONS
Shares Issued	743,823	796,212	1,540,035
Shares redeemed	(128,813)	(233,590)	(362,403)
Net increase in net assets from capital share transactions	615,010	562,622	1,177,632
Total decrease in net assets	$(373,606)	$(183,003)	$(556,609)

NET ASSETS
Beginning of Period	$959,275	$1,073,138	$2,032,413
End of Period	$585,669	$890,135	$1,475,804

SHARE TRANSACTIONS
Beginning of Period	50,000	50,000	100,000
Shares Issued	100,000	75,000	175,000
Shares Redeemed	25,000	25,000	50,000
End of Period	125,000	100,000	225,000

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Changes in Net Assets

For the Period May 13, 2022(1) to September 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
INCREASE IN NET ASSETS:
OPERATIONS
Net investment income	$243	$2,178	$2,421
Net realized gain on investments and futures contracts	526,186	365,490	891,676
Net change in unrealized appreciation of futures contracts	565,697	351,726	917,423
Net increase in net assets resulting from operations	1,092,126	719,394	1,811,520

CAPITAL SHARE TRANSACTIONS
Shares Issued	2,500,000	2,500,000	5,000,000
Shares redeemed	-	-	-
Net increase in net assets from capital share transactions	2,500,000	2,500,000	5,000,000
Total increase in net assets	$3,592,126	$3,219,394	$6,811,520

NET ASSETS
Beginning of Period	$-	$-	$-
End of Period	$3,592,126	$3,219,394	$6,811,520

SHARE TRANSACTIONS
Beginning of Period	-	-	-
Shares Issued	100,000	100,000	200,000
Shares Redeemed	-	-	-
End of Period	100,000	100,000	200,000

(1)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Cash Flows

For the Nine-Months Ended September 30, 2023 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
CASH FLOW FROM OPERATING ACTIVITIES
Net decrease in net assets from operations	$(988,616)	$(745,625)	$(1,734,241)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities
Purchase of investments	(620,365)	(675,540)	(1,295,905)
Proceeds from sales or maturities of investments held	720,365	864,344	1,584,709
Decrease (Increase) in variation margin payable for futures contracts	(2,547)	(1,873)	(4,420)
Decrease (Increase) in variation margin receivable for futures contracts	(13,461)	(13,760)	(27,221)
Decrease (Increase) in interest receivable	1,845	2,320	4,165
Increase (Decrease) in management fees payable	(1,048)	(748)	(1,796)
Net cash provided by (used in) operating activities	(903,827)	(570,882)	(1,474,709)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold	743,823	796,212	1,540,035
Cost of shares redeemed	(128,813)	(233,590)	(362,403)
Net cash provided by (used in) financing activities	615,010	562,622	1,177,632
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(288,817)	$(8,260)	$(297,077)
Cash, cash equivalents and restricted cash beginning of period*	$657,628	$512,384	$1,170,012
Cash, cash equivalents and restricted cash end of period*	$368,811	$504,124	$872,935

*	Agrees to the total of “Deposit at Broker for Futures contracts’ balances on the Statements of Assets and Liabilities.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Statements of Cash Flows

For the Period May 13, 2022(1) to September 30, 2022 (Unaudited)

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares Trust (combined)
CASH FLOW FROM OPERATING ACTIVITIES
Net decrease in net assets from operations	$1,092,126	$719,394	$1,811,520
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities
Purchase of investments	(1,489,957)	(1,856,472)	(3,346,429)
Proceeds from sales or maturities of investments held	369,095	255,191	624,286
Decrease (Increase) in variation margin for futures contracts	(96,317)	(58,376)	(154,693)
Decrease (Increase) in interest receivable	(2,115)	(3,020)	(5,135)
Increase (Decrease) in management fees payable	1,913	1,499	3,412
Net cash provided by (used in) operating activities	(125,255)	(941,784)	(1,067,039)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shares sold	2,500,000	2,500,000	5,000,000
Net cash provided by (used in) financing activities	2,500,000	2,500,000	5,000,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	$2,374,745	$1,558,216	$3,932,961
Cash, cash equivalents and restricted cash beginning of period*	$-	$-	$-
Cash, cash equivalents and restricted cash end of period*	$2,374,745	$1,558,216	$3,932,961

(a)	Effective date of registration statement.

*	Agrees to the total of “Deposit at Broker for Futures contracts’ balances on the Statements of Assets and Liabilities.

The accompanying notes are an integral part of these financial statements.

ConvexityShares Daily 1.5x SPIKES Futures ETF

Schedule of Investments

September 30, 2023 (Unaudited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	34.69%	$203,154	5.26%	203,154	$203,154
Total Short-Term Investment		$203,154			$203,154

Total Investments	34.69%				$203,154
Other Assets and Liabilities, net	65.31%				382,515
Total Net Assets	100.00%				$585,669

(a)	The rate quoted is the seven-day yield as of September 30, 2023.

Schedule of Open Futures Contacts

September 30, 2023 (Unaudited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Appreciation
October 18, 2023	Spikes Volatility Index	29	$520,260	$24,671
November 15, 2023	Spikes Volatility Index	19	351,690	615
			$871,950	$25,286

The accompanying notes are an integral part of these financial statements.

ConvexityShares 1x SPIKES Futures ETF

Schedule of Investments

September 30, 2023 (Unaudited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	41.66%	$370,857	5.26%	370,857	$370,857
Total Short-Term Investment		$370,857			$370,857

Total Investments	41.66%				$370,857
Other Assets and Liabilities, net	58.34%				519,278
Total Net Assets	100.00%				$890,135

(a)	The rate quoted is the seven-day yield as of September 30, 2023.

Schedule of Open Futures Contacts

September 30, 2023 (Unaudited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Appreciation
October 18, 2023	Spikes Volatility Index	29	$520,260	$41,884
November 15, 2023	Spikes Volatility Index	20	370,200	2,284
			$890,460	$44,168

The accompanying notes are an integral part of these financial statements.

ConvexityShares Trust

Combined Schedule of Investments

September 30, 2023 (Unaudited)

Short-Term Investment	Percent of Net Assets	Cost	Yield (a)	Shares	Value
Money Market Fund
First American Government Obligations Fund, Class X	38.89%	$574,011	5.26%	574,011	$574,011
Total Short-Term Investment	38.89%	$574,011		574,011	$574,011

Total Investments	38.89%				$574,011
Other Assets and Liabilities, net	61.11%				901,793
Total Net Assets	100.00%				$1,475,804

(a)	The rate quoted is the seven-day yield as of September 30, 2023.

Combined Schedule of Open Futures Contracts

September 30, 2023 (Unaudited)

Expiration Date	Issue	Number of Long Contracts Purchased	Notional Value	Unrealized Appreciation
October 18, 2023	Spikes Volatility Index	58	$1,040,520	$66,555
November 15, 2023	Spikes Volatility Index	39	721,890	2,899
			$1,762,410	$69,454

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

September 30, 2023 (Unaudited)

1.	Organization

The Funds are a series of ConvexityShares Trust (the “Trust”), a Delaware statutory trust formed on April 12, 2021. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and currently organized into two series, of which ConvexityShares 1x SPIKES Futures ETF (the “Matching Fund”) and ConvexityShares Daily 1.5x SPIKES Futures ETF (the “Leveraged Fund”) (each, a “Fund” and collectively, the “Funds”) are currently the only series. The investment objective of the Matching Fund seeks investment results, before fees and expenses, that match (1x) the performance of the T3 SPIKE Front 2 Futures Index (the “Index”). The investment objective of the Leveraged Fund seeks investment results, before fees and expenses, that correspond to 150% (1.5x) of the performance of the Index for a single day, not for any other period. A “single day” is measured from the time a Fund calculates its net asset value (“NAV”) to the time of the Fund’s next NAV calculation. The NAV calculation time for the Funds typically is 4:00 p.m. (Eastern Time). The Funds seek to achieve their respective investment objectives through the appropriate amount of exposure to the SPIKES futures contracts included in the Index. Under certain circumstances, the Fund may also invest in futures contracts and swap contracts (“VIX Related Positions”) on the Cboe Volatility Index (“VIX”), an index that tracks volatility and would be expected to perform in a substantially similar manner as the SPIKES Volatility Index. The Funds were managed and controlled by their sponsor and investment manager, ConvexityShares, LLC until July 3, 2023. On July 3, 2023, ConvexityShares LLC resigned from its position as the sponsor of the ConvexityShares Trust and Teucrium Trading LLC (“the Sponsor”) was concurrently appointed Sponsor of the Trust. The Sponsor is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor and is a member of the National Futures Association (“NFA”). The Trust qualifies as an emerging growth company as defined under the Jumpstart Our Business Startups Act. Each of the Funds commenced operations on May 13, 2022, and commenced investment operations on August 15, 2022.

The Trust has had no investment operations prior to August 15, 2022, other than the matters related to its organization and registration of each Fund under the Securities Act of 1933. ConvexityShares LLC contributed $1,000 to each Fund on February 14, 2022, in exchange for 40 shares of the respective Funds, representing an initial contribution of capital to the Funds. On March 23, 2022, ConvexityShares LLC redeemed their units of each Fund. The offering of each Fund’s shares is registered with the U.S. Securities and Exchange Commission (“SEC”) in accordance with the Securities Act of 1933. The Funds currently offer one class of shares.

Shares of the Funds are listed and traded on the NYSE Arca, Inc. (“NYSE Arca” or the “Exchange”) after purchase by “Authorized Participants” (as defined below), institutional firms that purchase shares in blocks of 25,000 shares called “Units” (referred to as a “Creation Unit” or “Redemption Unit”). Shares of a Fund are offered to Authorized Participants in Creation Units at the Funds’ NAV. Market prices for the shares may be different from their NAV. Creation Units are issued and redeemed principally in-kind for securities included in a specified universe. Shares generally trade in the secondary market at market prices that change throughout the day in amounts less than a Creation Unit. Except when aggregated in Creation Units, shares are not redeemable securities of the Funds. Shares of the Funds may only be purchased or redeemed by certain financial institutions (“Authorized Participants”). An Authorized Participant is either (i) a broker-dealer or other participant in the clearing process through the Continuous Net Settlement System of the National Securities Clearing Corporations or (ii) a DTC participant and, in each case must have executed a Participant Agreement with the Funds’ distributor. Most retail investors do not qualify as Authorized Participants or have the resources to buy and sell whole Creation Units. Therefore, they are unable to purchase or redeem the Shares directly from the Funds. Rather, most retail investors purchase shares in the secondary market with the assistance of a broker and are subject to customary brokerage commissions or fees.

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

Fair value pricing may require subjective determinations about the value of an investment. While the Funds’ policies are intended to result in a calculation of its respective Fund’s NAV that fairly reflects investment values as of the time of pricing, such Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by such Fund may differ from the value that would be realized if the investments were sold, and the differences could be material to the financial statements.

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

The following table summarizes the valuation of investments at September 30, 2023 and December 31, 2022 using the fair value hierarchy:

September 30, 2023

ConvexityShares Daily 1.5x SPIKES Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$203,154	$-	$-	$203,154
Liabilities
Other Instruments
Futures Contracts(1)	25,286	-	-	25,286
Total	$228,440	$-	$-	$228,440

ConvexityShares 1x SPIKES Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$370,857	$-	$-	$370,857
Liabilities
Other Instruments
Futures Contracts(1)	44,168	-	-	44,168
Total	$415,025	$-	$-	$415,025

ConvexityShares Trust Combined	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$574,011	$-	$-	$574,011
Liabilities
Other Instruments
Futures Contracts(1)	69,454	-	-	69,454
Total	$643,465	$-	$-	$643,465

(1)	Futures contracts are valued at the net unrealized appreciation (depreciation) on the instrument as presented on the Schedules of Open Futures contracts.

For the period ended September 30, 2023, there were no transfers into or out of Level 3 securities and no Level 3 securities held.

December 31, 2022

ConvexityShares Daily 1.5x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$303,154	$-	$-	$303,154
Liabilities
Other Instruments
Futures Contracts(1)	(54,064)	-	-	(54,064)
	$249,090	$-	$-	$249,090

ConvexityShares 1x SPIKES Index Futures ETF	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$559,661	$-	$-	$559,661
Liabilities
Other Instruments
Futures Contracts(1)	(37,519)	-	-	(37,519)
	$522,142	$-	$-	$522,142

ConvexityShares Trust Combined	Level 1	Level 2	Level 3	Total
Assets
Investments at Fair Value
Short-Term Investment	$862,815	$-	$-	$862,815
Liabilities
Other Instruments
Futures Contracts(1)	(91,583)	-	-	(91,583)
	$771,232	$-	$-	$771,232

(1)	Futures contracts are valued at the net unrealized appreciation (depreciation) on the instrument as presented on the Schedules of Open Futures contracts.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically exchange rate sensitivity, commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying Index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded, and the credit risk resides with the Funds’ clearing broker or clearinghouse itself. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a fund to substantial losses. If trading is not possible, or if a fund determines not to close a futures position in anticipation of adverse price movements, the fund will be required to make daily cash payments of variation margin. The risk the fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

For the nine-month period   ended September 30, 2023 the average derivative volume is described below:

Futures Contracts

	Monthly	Monthly Average
Fund	Average Quantity	Notional Value

ConvexityShares Daily 1.5x SPIKES Futures ETF	50	$944,926
ConvexityShares 1x SPIKES Futures ETF	41	759,943
ConvexityShares Trust (combined)	91	$1,704,869

For the period May 13, 2022 to September 30, 2022, the average derivative volume is described below:

	Monthly	Monthly Average
Fund	Average Quantity	Notional Value

ConvexityShares Daily 1.5x SPIKES Futures ETF	166	$4,800,650
ConvexityShares 1x SPIKES Futures ETF	104	2,986,000
ConvexityShares Trust (combined)	270	$7,786,650

Statements of Assets and Liabilities

The effect of derivative instruments on the Statements of Assets and Liabilities as of September 30, 2023.

		Statements of Assets and	Fair Value
	Fund	Liabilities Location	Assets	Liabilities
Futures Contracts
SPIKES Volatility Index	ConvexityShares Daily 1.5x SPIKES Futures ETF	Net Variation Margin Receivable	$13,461	$-
	ConvexityShares 1x SPIKES Futures ETF	Net Variation Margin Receivable	13,760	-
Total Futures Contracts			$27,221	$-

Statements of Assets and Liabilities

The effect of derivative instruments on the Statements of Assets and Liabilities as of December 31, 2022.

		Statement of Assets and	Fair Value
	Fund	Liabilities Location	Assets	Liabilities
Futures Contracts
SPIKES Volatility Index	ConvexityShares Daily 1.5x SPIKES Futures ETF	Net Variation Margin Payable	$-	$2,547
	ConvexityShares 1x SPIKES Futures ETF	Net Variation Margin Payable	-	1,873

Total Futures Contracts			$-	$4,420

Statements of Operations

The effect of derivative instruments on the Statements of Operations for the nine months ended September 30, 2023:

Derivatives	Fund	Net Realized Gain (Loss) on Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$(1,070,492)	$79,351
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	(837,983)	81,687
Total		$(1,908,475)	$161,038

The effect of derivative instruments on the Statements of Operations for the three months ended September 30, 2023:

Derivatives	Fund	Net Realized Gain (Loss) on Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$(160,652)	$87,816
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	(207,426)	115,297
Total		$(368,078)	$203,113

The effect of derivative instruments on the Statements of Operations for the period May 13, 2022 to September 30, 2022 and for the three months ended September 30, 2022:

Derivatives	Fund	Net Realized Gain (Loss) on Futures Contracts	Net Change in Unrealized Appreciation (Depreciation) on Futures Contracts
SPIKES Volatility Index Futures	ConvexityShares Daily 1.5x SPIKES Futures ETF	$526,186	$565,697
SPIKES Volatility Index Futures	ConvexityShares 1x SPIKES Futures ETF	365,490	351,726
Total		$891,676	$917,423

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

Offsetting of Financial Assets and Derivative Assets as of September 30, 2023:

		Gross Amounts Presented in the	Gross Amounts Offset in the Statements	Net Amounts Presented in the Statements	Gross Amounts not offset in the Statements of Assets and Liabilities
Assets: Description	Fund	Statements of Assets/ Liabilities	of Assets and Liabilities	of Assets and Liabilities	Financial Instruments	Collateral Received/ Pledged*	Net Amount
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$13,461	$-	$13,461	$-	$-	$13,461
	ConvexityShares 1x SPIKES Futures ETF	13,760	-	13,760	-	-	13,760
	ConvexityShares Trust (combined)	$27,221	$-	$27,221	$-	$-	$27,221

Liabilities:
Description
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$-	$-	$-	$-	$-	$-
	ConvexityShares 1x SPIKES Futures ETF	-	-	-	-	-	-
	ConvexityShares Trust (combined)	$-	$-	$-	$-	$-	$-

*	In some instances, the actual collateral pledged/received may be more than amount shown.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2022:

			Gross	Net
			Amounts	Amounts
			Offset	Presented	Gross Amounts not
		Gross	in the	in the	offset in the Statements
		Amounts of	Statements	Statements	of Assets and Liabilities
		Recognized	of Assets	of Assets			Collateral
Assets:		Assets/	and	and	Financial		Received/	Net
Description	Fund	Liabilities	Liabilities	Liabilities	Instruments		Pledged*	Amount
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$580	$580	$-		$-	$-		$-
	ConvexityShares 1x SPIKES Futures ETF	453	453	-		-	-		-
	ConvexityShares Trust (combined)	$1,033	$1,033	$	$		$	$

Liabilities:
Description
Future Contracts	ConvexityShares Daily 1.5x SPIKES Futures ETF	$3,127	$580	$2,547		$-	$2,547		$-
	ConvexityShares 1x SPIKES Futures ETF	2,326	453	1,873		-	1,873		-
	ConvexityShares Trust (combined)	$5,453	$1,033	$4,420	$		$4,420	$

*	In some instances, the actual collateral pledged/received may be more than amount shown.

6. Financial Highlights

The Funds are presenting, as applicable, the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the three and nine month periods ended September 30, 2023, and for the three month period ended September 30, 2022, and the period May 13, 2022 to September 30, 2022.

	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF
	Nine Months Ended September 30, 2023 (Unaudited)	Three Months Ended September 30, 2023 (Unaudited)	Nine Months Ended September 30, 2023 (Unaudited)	Three Months Ended September 30, 2023 (Unaudited)
Net Asset Value, Beginning of Period	$19.19	$5.47	$21.46	$9.70
Net investment income (1)	$0.03	$0.01	$0.17	$0.04
Net Realized and Unrealized Loss on Investments and Futures Contracts	$(14.53)	$(0.79)	$(12.73)	$(0.84)
Net Decrease in Net Asset Value Resulting from Operations	$(14.50)	$(0.78)	$(12.56)	$(0.80)
Net Asset Value, End of Period	$4.69	$4.69	$8.90	$8.90
Total Return at Net Asset Value (2)	-75.58%	-14.26%	-58.53%	-8.26%
Total Return at Market Value (2)	-75.55%	-13.60%	-58.72%	-8.07%

Net Assets, End of Period (in thousands)	$586	$586	$890	$890
Ratios to Average Net Assets: (3)
Expense ratio	0.79%	0.79%	0.65%	0.65%
Net Investment Income	0.52%	0.41%	1.73%	1.88%

Portfolio Turnover(2)	0%	0%	0%	0%

	ConvexityShares Daily 1.5x SPIKES Futures ETF Period from	ConvexityShares Daily 1.5x SPIKES Futures ETF	ConvexityShares 1x SPIKES Futures ETF Period from	ConvexityShares 1x SPIKES Futures ETF
	May 13, 2022 to September 30, 2022 (Unaudited)	Three Months Ended September 30, 2022 (Unaudited)	May 13, 2022 to September 30, 2022 (Unaudited)	Three Months Ended September 30, 2022 (Unaudited)
Net Asset Value, Beginning of Period	$25.00	$25.00	$25.00	$25.00
Net investment income (1)	$-	$-	$0.02	$0.02
Net Realized and Unrealized Loss on Investments and Futures Contracts	$10.92	$10.92	$7.17	$7.17
Net Decrease in Net Asset Value Resulting from Operations	$10.92	$10.92	$7.19	$7.19
Net Asset Value, End of Period	$35.92	$35.92	$32.19	$32.19
Total Return at Net Asset Value (2)	43.69%	43.69%	28.78%	28.78%
Total Return at Market Value (2)	43.23%	43.23%	28.49%	28.49%

Net Assets, End of Period (in thousands)	$3,592	$3,592	$3,219	$3,219
Ratios to Average Net Assets: (3)
Expense ratio	0.79%	0.79%	0.65%	0.65%
Net Investment Income	0.07%	0.07%	0.65%	0.65%

Portfolio Turnover(2)	0%	0%	0%	0%

(1)	Calculated based on average shares outstanding during the period.

(2)	Percentages are not annualized for the periods ended September 30, 2022 and 2023.

(3)	Percentages are annualized.

7. Subsequent Events

In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date other than those noted below:

(a)	Changes in Net Assets

The total net assets of SPKY decreased by ($134,998), or 23%, for the period September 30, 2023 to November 10, 2023. This was driven by a 23% decrease in the NAV/share.

The total net assets of SPKX decreased by ($321,300), or 36%, for the period September 30, 2023 to November 10, 2023. This was driven by a 25% decrease in the shares outstanding and a 15% decrease in the NAV/share.

(b)	Closure of the Funds

On July 28, 2023, the D.C. Circuit Court vacated the exemptive order (the “MGEX Order”) provided to Minneapolis Grain Exchange, LLC (“MGEX”), which order allowed SPIKES futures contracts to trade as a futures contract on MGEX pursuant to a conditional exemption for the SPIKES futures contracts from the definition of “security future” in the Securities Exchange Act of 1934, as amended. The court denied MGEX’s petition for a rehearing and the MGEX Order will be vacated effective December 31, 2023. Accordingly, MGEX announced on October 31, 2023, that SPIKES futures contracts will cease trading at close of trading (4:00pm CT) on Friday, December 29, 2023, and MGEX has filed to suspend trading and clearing of previously listed SPIKES futures contracts that expire in or after January 2024.

Due to this announcement by MGEX, on November 1, 2023, the Sponsor announced that it will close both SPKY and SPKX. The officers of the Sponsor have authorized the closure and liquidation of both Funds.

Trading on the NYSE Arca for the shares of the Funds will be suspended after the close of business on November 14, 2023. From November 14, 2023 through about November 27, 2023 (the “Liquidation Date”), the Funds will be in the process of closing down and liquidating their portfolios. This process will result in the Funds increasing their cash holdings and, as a consequence, not tracking their underlying benchmark, which may not be consistent with the Funds’ investment objective and strategy. On or about the Liquidation Date, the Funds will liquidate their assets and distribute cash pro rata to all remaining shareholders who have not previously redeemed or exchanged their shares.

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

Overview

ConvexityShares Trust (the “Trust”) is a Delaware statutory trust formed on April 12, 2021 and is currently organized into two separate series. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act, of which ConvexityShares Daily 1.5x SPIKES Futures ETF and ConvexityShares 1x SPIKES Futures ETF (each, a “Fund” and collectively, the “Funds”) are currently the only series. Each Fund is a commodity pool that continuously issues common shares of beneficial interest (“Shares”). Shares represent units of fractional undivided beneficial interest in and ownership of a series of the Trust. The Shares of each Fund are listed for trading on NYSE Arca, Inc. (“NYSE Arca” or the “Exchange”).

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

The SPIKES futures contracts constituting the Index as of September 30, 2023 include:

Contract Name	Ticker	Valuation Price (One Contract)	Contract Multiplier
SPIKES Futures October ’23	SQLV3	$17.94	1,000
SPIKES Futures November ’23	SQLX3	$18.51	1,000

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

Swap Agreements

Swaps are contracts that have traditionally been entered into primarily by institutional investors in OTC markets for a specified period ranging from a day to many years. Certain types of swaps may be cleared, and certain types are, in fact, required to be cleared. The types of swaps that may be cleared are generally limited to only swaps where the most liquidity exists, and a clearinghouse is willing to clear the trade on standardized terms. Swaps with customized terms or those for which significant market liquidity does not exist are generally not able to be cleared. The swap agreements in which a Fund may invest may be cleared or non-cleared.

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

In the case of indexes on which futures contracts are based, such as those used by the Funds, the reference interest rate typically is zero, although a financing spread, or fee is generally still applied. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to the notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects the amount on which a Fund’s total investment exposure under the swap is based (i.e., the entire face amount or principal of a swap), the net amount is a Fund’s current obligations (or rights) under the swap. That is the amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date.

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

Results of Operations

Each Fund commenced investment operations on August 16, 2022. The Funds seek to offer exposure to forward equity market volatility, as measured by the Index. During the three months ended September 30, 2023, stock market volatility was driven lower by a general “mixed market sentiment” environment. With the Nasdaq 100 moving lower by approximately 3.06% and S&P® 500 by 3.65%, market volatility on an annualized scale was relatively flat with S&P 30-day realized volatility ending the quarter at 12.33.

In dollar terms, the S&P® 500 moved lower by 162.33 points, a 52.41% decrease in the net quarterly change compared to Q2, from 4450.38 to a quarter-end level of 4288.05. This equity market change was reflected in the price of SPY during the quarter. The market volatility was driven lower by a general “mixed market sentiment” environment while equities, as measured by SPY, decreased by approximately 3.56%.

SPIKES futures contract prices moved lower throughout the quarter. This, in turn, caused the value of the Funds to trend lower during the reporting period as they hold long positions in SPIKES Futures contracts.

Shares of ConvexityShares 1x SPIKES Futures ETF

COMPARISON OF PER SHARE SPKX NAV TO SPKX MARKET VALUE

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

The per Share market value of SPKX and its NAV tracked closely for the three months ended September 30, 2023 and for the period from August 16, 2022 to September 30, 2022.

COMPARISON OF PER SHARE SPKX NAV TO INDEX

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

The graphs above compare the return of SPKX with the Index returns for the three months ended September 30, 2023 and for the period from August 16, 2022 to September 30, 2022. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKX net asset value per share are due to such factors as the following, among others:

●	Index assumes no management fees, while the Fund pays 0.65% of average net assets on an annualized basis to the Sponsor as a management fee; and

●	Index assumes rolls are happening at the settlement price of the day, while Fund buys at a transaction price that might or might not be equal to the settlement price.

●	With respect to the period from August 16, 2022 to September 30, 2022, pricing errors by the designated contract market for SPIKES futures contracts that affected Fund pricing on certain days.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

During the nine months ended September 30, 2023, the NYSE Arca market value of each Share decreased (58.72)% from $21.51 per Share, representing the closing price on December 30, 2022, to $8.88 per Share, representing the closing price on September 30, 2023. During the three months ended September 30, 2023, the NYSE Arca market value of each Share decreased (8.07)% from $9.66 per Share, representing the closing price on June 30, 2023, to $8.88 per Share, representing the closing price on September 30, 2023. The Share price high and low for the nine months ended September 30, 2023 and related change from the Share price on December 30, 2022 was as follows: Shares traded from a high of $ 21.29 per Share (1.02)% to a low of $7.76 per Share (63.92)%.

Fund Share Net Asset Performance

During the nine months ended September 30, 2023, the net asset value of each Share decreased (58.53)% from $21.46 per Share to $8.90 per Share, resulting from losses in the futures contracts.

During the three months ended September 30, 2023, the net asset value of each Share decreased (8.26)% from $9.70 per Share to $8.90 per Share, resulting from losses in the futures contracts.

Net decrease in net assets for the nine months ended September 30, 2023, was $(183,003), resulting from net realized losses on futures contracts of $(837,983), and partially offset by the net change in unrealized appreciation of futures contracts of $81,687, net investment income of $10,671, and net share transactions of $562,622.

Net increase in net assets for the three months ended September 30, 2023, was $162,454, resulting from net realized losses on futures contracts of $(207,426), and partially offset by net change in unrealized appreciation of futures contracts of $115,297, the net investment income of $3,728 and net share transactions of $250,855.

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

Fund Share Net Asset Performance

For the period from August 15, 2022 (commencement of investment operations) to September 30, 2022, the net asset value of each Share increased 28.78% from $25.00 per Share to $32.19 per Share. For the period from August 15, 2022 to September 30, 2022 gains in the futures contracts resulted in the overall increase in the NAV per Share during the period from August 15, 2022 to September 30, 2022.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

The per Share market value of SPKY and its NAV tracked closely for the three months ended September 30, 2023 and for the period from August 16, 2022 to September 30, 2022.

COMPARISON OF PER SHARE SPKY NAV TO 1.5X THE DAILY PERFORMANCE OF THE INDEX

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

The graphs above compare the return of SPKY with the Index returns for the three months ended September 30, 2023 and for the period from August 16, 2022 to September 30, 2022. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the SPKY net asset value per share are due to such factors as the following, among others:

●	Index assumes no management fees, while the Fund pays 0.79% of average net assets on an annualized basis to the Sponsor as a management fee; and

●	Index assumes rolls are happening at the settlement price of the day, while Fund buys at a transaction price that might or might not be equal to the settlement price.

●	With respect to the period from August 16, 2022 to September 30, 2022, pricing errors by the designated contract market for SPIKES futures contracts that affected Fund pricing on certain days.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

During the nine months ended September 30, 2023, the NYSE Arca market value of each Share decreased (75.55)% from $19.22 per Share, representing the closing price December 30, 2022, to $4.70 per Share, representing the closing price on September 30, 2023. During the three months ended September 30, 2023, the NYSE Arca market value of each Share decreased (13.60)% from $5.44 per Share, representing the closing price June 30, 2023, to $4.70 per Share, representing the closing price on September 30, 2023. The Share price high and low for the nine months ended September 30, 2023 and related change from the Share price on December 30, 2022 was as follows: Shares traded from a high of $18.98 per Share (1.25)% to a low of $3.86 per Share (79.92)%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the net asset value of each Share decreased (75.58)% from $19.19 per Share to $4.69 per Share, resulting from losses in the futures contracts.

For the three months ended September 30, 2023, the net asset value of each Share decreased (14.26)% from $5.47 per Share to $4.69 per Share, resulting from losses in the futures contracts.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2023, was $(373,606), resulting from net realized losses on futures contracts of $(1,070,492), and partially offset by net change in unrealized appreciation of futures contracts of $79,351, the net investment income of $2,525 and net share transactions of $615,010.

Net increase in net assets resulting from operations for the three months ended September 30, 2023, was $175,196, resulting from net realized losses on futures contracts of $(160,652) and partially offset by net change in unrealized appreciation of futures contracts of $87,816, the net investment income of $457, and net share transactions of $247,575.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities. A portion of these investments may be posted as collateral in connection with swap agreements and/or futures contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying futures contracts and swaps change. During the three and nine months ended September 30, 2023, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2023	Interest Income Nine Months Ended September 30, 2023	Interest Income Three Months Ended September 30, 2022	Interest Income Nine Months Ended September 30, 2022
Shares of ConvexityShares Daily 1.5x SPIKES Futures ETF	$1,341	$6,349	$3,014	$3,014
Shares of ConvexityShares 1x SPIKES Futures ETF	$5,017	$14,677	$4,372	$4,372

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

Off Balance Sheet Financing

As of September 30, 2023, neither the Trust nor the Funds have any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of the Funds under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial position of the Funds.

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

Sponsor Fees

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

Each Fund currently accrues its daily expenses based on accrued expense amounts established and monitored by the Sponsor. At the end of each month, the accrued amount is remitted to the Sponsor as the Sponsor has assumed, and is responsible for the payment of, the routine operational, administrative and other ordinary expenses of the Funds which amounted to:

Fund	Management Fee Nine Months Ended September 30, 2023	For the Period May 13, 2022(a) to September 30, 2022
ConvexityShares Daily 1.5x SPIKES Futures ETF	$3,824	$2,771
ConvexityShares 1x SPIKES Futures ETF	$4,006	$2,194

(a)	Effective date of registration statement.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

SPIKES futures contracts were initially launched for trading by the Minneapolis Grain Exchange, LLC (“MGEX”), via the CME GLOBEX® platform, on November 18, 2019. Trading was subsequently halted on November 29, 2019 while certain regulatory matters were resolved with the SEC. On November 24, 2020, the SEC issued an order (the “MGEX Order”) to MGEX providing a conditional exemption for the SPIKES futures contracts from the definition of “security future” in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except with respect to certain enumerated applications of the term. The MGEX Order allows SPIKES futures contracts to trade as a futures contract on MGEX, a designated contract market and derivatives clearing organization that is subject to the jurisdiction of the CFTC, and the SPIKES futures contracts were re-launched on December 14, 2020 for trading by MGEX.

On January 22, 2021, the Cboe Futures Exchange, LLC petitioned the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”) to hold that the MGEX Order was unlawful because it was “arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law.” MGEX has intervened in this case as an interested party.

On July 28, 2023, the D.C. Circuit Court vacated the MGEX Order. The court subsequently denied MGEX’s petition for a rehearing and the MGEX Order will be vacated effective December 31, 2023. Accordingly, MGEX announced on October 31, 2023, that SPIKES futures contracts will cease trading at close of trading (4:00pm CT) on Friday, December 29, 2023, and MGEX has filed to suspend trading and clearing of previously listed SPIKES futures contracts that expire in or after January 2024.

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

ConvexityShares Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Cory Mullen-Rusin
	Name:	Cory Mullen-Rusin
	Title:	Chief Financial Officer

By:	/s/ Sal Gilbertie
	Name:	Sal Gilbertie
	Title:	Chief Executive Officer

Date: November 13, 2023

42